Form 10-K
period 2014-12-31
Mike the Pike Productions, Inc.
filed 2015-04-16
CIK 1550222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55298

Mike the Pike, Inc.
(Exact name of registrant as specified in its charter)
Wyoming	47-2131970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9419 East San Salvador, Suite 105-B8, Scottsdale, AZ 85258
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (310) 986-2734
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act

_______________________________________________________
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes No

The aggregate market value of voting and nonvoting common equity held by non-affiliates, based on the closing price of the common stock, par value $0.001 (the “Common Stock”) on April 14, 2015 of $0.0007, as reported on the OTC:Pinksheets market tier was approximately $1,500,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of April 14, 2015, the Registrant has 2,242,000,000 shares of common stock outstanding.

PART I

ITEM 1. BUSINESS

Overview

Our principal offices are located at 9419 East San Salvador; Suite 105-B8; Scottsdale, AZ  85258.  Our telephone number is (310) 986-2734 and our official website is www.mtpprods.com.

History

MIKE THE PIKE PRODUCTIONS INC.   (the “Company”) operates as a media holdings company with an active focus in the entertainment industry,  including  motion picture/entertainment content development, production & distribution, graphic novels, and literary assets. Mike The Pike Productions Inc. has one wholly owned subsidiary and one limited partnership. Saint James Films, LLC (“SJF”) is a wholly owned subsidiary that is a genre/grindhouse cinema studio that develops, produces, and licenses genre films for worldwide markets. The company has produced and/or acquired seven feature films to date with two in pre-production currently. Features in the SJF library are currently generating nominal revenues. The Limited Partnership is Spokefish Entertainment, which is a graphic novel partnership between Mike The Pike Productions Inc. and Spoke Lane Entertainment that publishes graphic novel assets toward sales and film rights/screen adaptions.

Mike The Pike Productions Inc. originated as a company called Reflexor Inc. This was a corporation, located in New York, New York and was formed on Oct 16, 1997. Reflexor, Inc.’s operations consisted of managing and distributing prepaid card products, specifically development of prepaid phone cards.  On August 15th, 2001, John Riddle resigned and Michael Paloma was appointed President & CEO. Paloma announced as Director in the Articles of Incorporation that the Company would be renamed Advanced Bodymetrics Corporation. Advanced Bodymetrics Corporation(TM) was a high technology company dedicated to developing products for monitoring vital functions of the human body and displaying such data via a wristwatch or simple arm monitor. Advanced Bodymetrics Corporation's research and development employed advanced, proprietary sensor technologies for health and fitness use. On January 24, 2002 Advanced Bodymetrics Corporation acquired ICM Telecommunications, Inc. Douglas Hamby was named President  & CEO of ICM Telecommunications Inc. ICM Telecommunications was a rapidly growing supplier of prepaid, stored value debit cards on a national and international basis through its partnership with Secure Financial Solutions.  ICM Telecommunications underwent a name change and was called eHoldings Technology Inc.  The name change reflects an expansion of the company's business plan to include global monitoring systems, in addition to its focus on debit cards and telecommunications applications. On December 26th 2007 Douglas Hamby Resigned and Kevin May was appointed as President and CEO of the Company which then changed its name toPine Ridge Holdings, Inc.  Pine Ridge Holdings was a property management/real estate development and technology development holding company. Pine Ridge Holdings had four operating businesses in its portfolio and was evaluating other management and/or acquisition opportunities in Indiana, Ohio, Michigan, Arizona, and North Carolina. On April 24th 2009 Kevin May resigned and concurrently appointed Mark B. Newbauer as CEO of the Company. May also transferred ownership of the Company’s controlling shares to Mark B. Newbauer. On August 5th, 2009, the name was changed from Pine Ridge Holdings, Inc. to Mike The Pike Productions, Inc. On October 5, 2010 a merger was formed with Mike The Pike Merger Sub, a business corporation organized under the laws of the State of Wyoming, to redomicile the company in Nevada and Mike The Pike Productions, Inc. survived the merger as a Wyoming Company.

Business

Mike The Pike Productions Inc. is a Wyoming Corporation with headquarters in Scottsdale, Arizona. The Company’s primary operations include motion picture/entertainment content development, production & distribution, graphic novels, and literary assets. It is the Company’s belief that it chooses its endeavors carefully and projects are initiated when the Company feels that commercial prospects are viable and investment risk is mitigated wherever possible, in the form of tax incentives, in-kind gifts, deferred compensation or services rendered for equity participation in favor of cash, etc.. As well, management takes responsibility for personally evaluating content, budgets, historical data, current trends, branding and talent with a passion and focus for the creative process on everything we do.

The company currently consists of:

•
Mike The Pike Productions Inc.: An independent studio that develops and produces entertainment content for worldwide markets. As well, the Company has a focus on identifying and securing literary assets toward adaptation to film/television/new media.

•
Saint James Films: wholly owned subsidiary: A genre/grindhouse cinema studio that develops, produces and licenses highly entertaining genre films for worldwide markets. The company has produced and/or acquired 7 feature films to date, including: (i) Captain Battle; (ii) Jurassic Shark; (iii) Agent Beetle; (iv) Lizzie Borden’s Revenge; (v) Nightscape; (vi) Blood Rites; (vii) Get the Girl; (viii) Don’t Look in the Cellar; (ix) The Black Knight Returns; (x) Between Light and Darkness; and (xi) Aftermath.

•
Spokefish Entertainment: A graphic novel partnership between Mike The Pike Productions Inc. and Spoke Lane Entertainment which publishes graphic novel assets toward sales and film rights/screen adaptations. The Company has a 50% interest in the partnership.

•
ServeNation: A subsidiary which holds a U.S. non-provisional patent application with USPTO for a process involving automated charitable donations via debit card, Near Field Communication1 (“NFC”) and other methods.

We are in the development stage and consequently the Company is subject to risks associated with development stage companies, including the uncertainty of the Company's technology and intellectual property resulting in successful commercial products or services as well as the marketing and customer acceptance of such products or services; competition from larger studios and dependence on strategic partnerships. To achieve successful operations, the Company will require additional capital to finance the acquisition of film and literary properties, development of new media properties, marketing and the creation and rendering of ‘third’ screen content (tablets, mobile phones, etc.). Currently, financing is not readily available to the Company and the Company will be seeking debt or equity partners to satisfy our needs on an ongoing basis until revenues, if any, suffice toward sustainable growth without the need for financing.

The Company currently earns receivables through sales commitments for its film slate in Saint James Films, LLC (subsidiary) but has limited access to capital as its projects are either in their infancy and/or have not reached a stage in their production cycle to a point where they are able to be monetized, or the Company has participation in project(s) which are ready to be monetized but are in a phase of discovery as such toward the best possible financial outcome for all involved.  The Company currently has $2500 in its treasury with a monthly burn rate of approximately $1500 which, if not available to the Company, is provided by the CEO in the form of a loan and/or paid-in capital.

ServeNation is a wholly-owned subsidiary of Mike The Pike Productions, Inc.  It was a company formed to develop prepaid debit card products. Thereafter,it had been decided that our focus would be in the realm of entertainment and new media as it related to prepaid debit card products.However,  ServeNation, Inc. currently only exists to protect an active non-provisional patent application with USPTO regarding a patent-pending process for automated charitable donations.

Mike The Pike Productions is partnered with Spoke Lane Entertainment for the purpose of funding, creating and distributing a slate of Graphic Novels.  Mike The Pike Productions, Inc. is a Producer and Financier on the books in exchange for 20% return on investment plus 50% of profits.

TomCat Films, LLC is a reputable international sales agent for motion pictures helmed by industry veteran, Ted Chalmers.  Mike The Pike Productions, Inc., via its subsidiary, Saint James Films, LLC, has an agreement with TomCat in which TomCat will sell rights to the films in worldwide territories on behalf of Saint James Films, LLC.  Currently they are selling rights to our films.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”).

Competition

Competition in the entertainment industry is staggering for a number of reasons. First and foremost, for a development stage company or any one studio/production company that is not an established studio, thousands of quality films and otherwise worldwide, are produced, but overshadowed by larger films given Legacy studios’ (Disney, Lionsgate, Warner Brothers, etc.) access to deep pocket financing inclusive of P&A (prints and advertising budgets). As well, the overall costs to produce and deliver a feature film have decreased dramatically. This means there are exponentially more films on the market each year, leading to increased supply and decreased demand, particularly in the independent film market.

___________

1 NFC is technology that enables smartphones and other devices to establish radio communication with each other by touching them together or bringing them into proximity, typically a distance of 10 cm (3.9 in) or less.  The technology can be used as a payment method for transfer funds between accounts using devices compatible with the technology.  Examples of this technology in the market place include Apple’s iPay and Google’s GoogleWallet.

As well, competition among entertainment delivery platforms has intensified as they continue to evolve. As Plunkett Research reports, smartphones are now used more and more for entertainment purposes, including games, videos and TV-like programming. Broadband to the home has matured into a true mass-market medium, while wireless broadband systems such as Wi-Fi are enhancing the mobility of entertainment and media access. A serious evolution of access and delivery methods will continue at a rapid-fire pace, and media companies will be forced to be more nimble than ever. Mobile TV is taking a large step forward thanks to new technologies and platforms that provide programming to cellphones, laptops and other mobile devices. The implications of these changes are staggering. The business models upon which most entertainment companies have traditionally run are becoming obsolete. Revenue from traditional advertising is in jeopardy while revenue from subscription-based business models is soaring. Online advertising is growing rapidly.

Forecasted Sales and Operations:

Mike the Pike Productions does not anticipate revenues by EOY 2014, however expects its existing passive or active participation in feature film, literary properties and graphic novels to provide a positive return for the Company.  As well, the Company intends to launch at least 2 new media channels each year for the next 2 years, the first of which will feature short-form horror content (short films, videos and webisodes) along with contests, convention coverage and industry news and will rely on ad-based compensation via YouTube and on its own separate website.

•	For EOY 2015, the Company believes it can achieve total revenues to exceed $150,000.
•	For EOY 2016, the Company believes it can achieve total revenues to exceed $200,000.
•	For EOY 2017, the Company believes it can achieve total revenues to exceed $250,000.

The Company cannot assure it will achieve these goals. As the Company has limited cash flow from operations, its ability to maintain normal operations is entirely dependent upon obtaining adequate cash to finance its endeavors.  The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the audited consolidated financial statements of the Company and related notes set forth elsewhere in this Form.

Mike The Pike Productions Inc., and/or its subsidiaries, partnerships, will also pursue the goals below:

•
Understand customer habits, competition and overall, the ever-evolving entertainment and new media industries, toward becoming a successful, contending mini-major studio. This is an ongoing learning process.

•
Harvest an operating new media division including website(s) and/or channel(s) featuring both original and licensed content. The cost to launch this objective will be approximately $5000, including website design and initial marketing expenses for our first channel/website.  We intend to launch HorrorHive, a website and YouTube channel(s) devoted to short-form horror content from up and coming filmmakers and writers interested in the genre.  The conception for this fan/filmmaker site feature short films, trailers, webisodes and coverage of horror conventions and industry news as well as featured podcasts from third-party participants.  Though capital is not currently available, the CEO has committed to loaning the start-up costs to the Company or providing paid-in capital to complete this objective by June of 2015. However, this commitment is on a best-efforts basis, and therefore there is no guarantee that our CEO will be able to meet the demands continued operations.  A website coder and designer has been identified as willing and able to complete the task to the Company’s standards. As well, we have a verbal agreement with Open Sign Productions, LLC of Fort Wayne, Indiana to provide production services for webisodes and convention coverage/interviews in exchange for 10% equity participation in the channel’s net revenues and in exchange for film equipment purchased by the Company’s CEO including lights, lenses and special effects software for Adobe After Effects.  We will commemorate the Agreement in long-form with a written Agreement in Q1 2015, prior to launch.

•
Identify and acquire film/tv/new media rights to literary properties with the intent to develop projects independently and/or partner with larger companies/studios to leverage overall potential for financial return, wherever possible. This is an ongoing discovery agenda in which the Company may never act until and unless a viable literary property is identified and capital is available for this objective.  Currently the Company has an active offer to Option a multi-book award winning graphic novel series with terms that have been verbally accepted by its authors/owners.  The Company plans to Option the material in Q1 of 2015, if at all available.  The terms of the Option have been agreed to and the Option price will be furnished by the Company’s CEO in the form of a loan or paid-in capital if the Company does not have sufficient capital to do so.  Again, our CEO has committed on a best-efforts basis, and we cannot guarantee we will be able be able to meet the cost of the Option.

•
Create a sustainable production flow in its subsidiary, Saint James Films, LLC, creating and/or acquiring up to 5 salable projects per year with the intention of building relationships with up and coming talent while building the company's title library toward additional worldwide licensing revenues. This objective will only be possible with a raise of paid-in capital, venture debt or equity partners in the amount of $150,000 based on current sales projections for similar themed films of similar quality. Projects will be produced only if pre-approved by TomCat Films or another reputable distributor for licensing. Currently TomCat has approved a proposed slate.  It will take up to 24 months to realize net revenues, if at all, from each project produced. We intend to create an executive summary for raise of funds by the end of 2015 and, if successful, will begin pre-production on at least 1 project immediately.

•
Streamline business processes to operate economically. Reduce the overall expenditures. The CFO and CEO will work together in Q1 2015 to develop efficient practice protocol in line with existing strategies, such as partnering with third parties which will share development and production expense in exchange for equity in the particular project for which we are partnered.   Produce, Executive Produce or otherwise significantly participate, financially and/or creatively as Mike The Pike Productions Inc., and/or its subsidiaries, in motion pictures (film, television, new media) toward a financial return and/or elevation of brand toward access to additional opportunities which may grow the Company. This is an ongoing goal that the Company is actively practicing via its projects as listed below.

We believe that our stated goals can be reached, based on the experience of our management team as well as our creative and professional alliances, all of which have extensive experience in the entertainment industry, particularly the world of feature films and television. Mike The Pike Productions Inc. aims to establish a track record for identifying strong prospects for financial return and has already secured positions in industry-relevant motion picture(s) and literary asset(s) with vested equity toward speculative returns. The company has weathered, to date, significant changes in and evolution of the entertainment industry as a whole, including increased supply, shift in viewing behavior and buying habits and a highly competitive distribution landscape. The Company’s goal is to foster projects to a point where they are generating revenue toward sustainable growth and additional opportunities to increase brand awareness and an impactful reputation in the entertainment industry.

The Company currently is invested in the amount of $87,510 in a sci-fi feature, for which it also acts as an Executive Producer and Mr. Newbauer as a Producer.  Mike The Pike Productions as an Investor shall be repaid one hundred and fifteen percent (115%) of the investment in the Picture, pari pasu with other investors from first monies actually received from the exploitation of the Picture. Prior to recoupment by Mike the Pike Productions, certain third party fees and expenses including, but not limited to, distribution fees and expenses, and/or sales agency fees and expenses, will be paid from the first proceeds generated by the Picture, which third party payments shall take priority over repayment to Mike the Pike Productions. Upon repayment of all sums due to all investors, the parties shall share equally in any profits actually paid to the production. Fifty percent (50%) of One Hundred (100%) percent of the profits shall be accorded to all the investors.

As well, the Company currently holds a 12.5% passive revenue share in the potential exploitation of television, film, video game and merchandising rights to a certain award winning literary property in addition to recoupable expenditures of $50,000.

The Company currently holds a 50% equity stake in a graphic novel slate after repayment of 120% of the investment in the slate.  Investment to date has been $45,783 and 1 of 3 books have been completed to date.

The Company also owns a library of films via its subsidiary, Saint James Films, LLC that are currently accruing receivables via sales in worldwide territories.

The Company, via its subsidiary, ServeNation, Inc., currently has a non-provisional U.S. patent application submitted to USPTO for a unique process for automated charitable donations using debit cards and NFC2. The Company hopes to have its application approved toward licensing the process to entities involved in fundraising for non-profit organizations, schools, sports teams, among others.

The Company also has the rights to two feature film screenplays entitled ‘Children of the Night’ and ‘Fish in a Barrel’ which it seeks to develop, produce and distribute when, if at all, risks can be mitigated to the point where the Company is comfortable securing capital toward a net positive return.

Future Acquisitions

Over the next twelve months, Mike The Pike Productions Inc. seeks to identify and option or purchase literary properties which the Company finds, if at all, to be viable toward adaptation for feature film, television and/or new media outlets.  The Company has currently identified an award-winning multi-book series that it plans to Option in Q1 of 2015, if at all.  The terms of the Option have been agreed to and the Option price will be furnished by the Company’s CEO if the Company does not have sufficient capital to do so.

As well, the Company intends to develop and package at least one original feature film based on an original screenplay (working title: Ghosthunters) toward production with worldwide distribution. If capital is not readily available for these goals, we intend to aggressively seek financing via venture debt or an equity partner(s), though the Company cannot in any way guarantee we can achieve such opportunities. The Company also hopes to identify a viable post-production facility for acquisition for which it hopes to utilize Company stock for purchase, if one can be identified at all and if, at the time of identification, it is feasible to do so.

____________

2 Ibid.

The Company also intends to monetize projects it currently has an active or passive stake in, when and where available, including feature film, White Space, George R.R. Martin's The Skin Trade, The Saint James Films library and R.E.M., a graphic novel the Company is executive producing in a partnership with Spoke Lane Entertainment, with whom it is producing at least 2 additional books. The Company notes that these are highly speculative projects and may never be monetized; however the Company will use its best efforts to do so.

Industry Overview:

Mike The Pike Productions Inc. aims to foster continued success in an industry which provides inspiration, awareness, entertainment and multiple streams of revenue.

Global Motion Picture & Movie Industry

The global motion picture and entertainment industry is expected to reach close to $87 billion, according to Marketline. Market growth is forecast to slow to a yearly rate of -0.3% through 2015, to under $86 billion. Box office sales represent the leading market segment, generating close to $32 billion, or over 36% of the overall market in terms of value.

Theatrical motion pictures involve the production, distribution and exhibition of movies. The industry is competitive, with various players from major studios and national exhibition chains as well as independent production companies, distributors and art houses. The motion picture market refers not only to the theatrical sector but also to other sectors like home video, video games, pay television, merchandising and network television.

Cited from: http://www.reportlinker.com/ci02089/Motion-Pictures-and-Movie.html

Key Market Segments

Filmed entertainment revenue will surpass US$100bn in 2017 as emerging markets drive growth. Globally, filmed entertainment revenue will rise at a CAGR of 4.5% from US$88.3bn in 2013 to US$110.1bn in 2018, passing US$100bn in 2017. While some of this expansion will be driven by growing demand in emerging markets, notably China, mature markets such as the US, the UK and Japan will also continue to grow.

OTT/streaming services will deliver the fastest rates of growth. OTT/streaming will see the fastest rates of growth (28.1% CAGR), rising from US$6.6bn globally in 2013 to US$22.7bn by 2018, and will exceed revenue from physical sell-through by 2018.

Though Hollywood films will still dominate, the distribution of video content will continue to evolve. In the next five years, while big-budget Hollywood movies will still appear first in a cinema, release windows elsewhere will continue to contract and evolve. As new players enter the market and new platforms grow in popularity, traditional distribution models will be disrupted.
The US market for TV subscriptions and license fees was estimated to be worth almost $74.4 billion last year, and is predicted to reach $83 billion by 2017. Number of households are to reach 108 million households by 2018.

TV advertising spending is projected to grow from $63.8 billion last year to $66.8 billion this year and $81.6 billion in 2017. TV is the largest advertising medium in the US, accounting for 38% of total advertising revenues last year. Terrestrial broadcasting remains the domain of the big 4 networks (ABC, CBS, NBC, and Fox), but the multichannel sector (led by TBS, Discovery, and USA Network) represented 35% of TV advertising revenues last year.

Global consumer books revenue grew in 2013 after years of decline, as the increase in e-books revenue surpassed the fall in print. Global consumer books revenue will increase at a CAGR of 0.9% to US$64.9bn in 2018.

The global online movie market is expected to reach almost $4.45 billion by 2017, according to research from GIA. Moving forward, market growth will be fuelled by broadband internet, increasing rentals and 3D movies. The number of movies available online is growing steadily, along with the online movie consumer base. With outfits such as Netflix and Apple facilitating movie downloads and viewing, consumers are quick to choose movies to rent or buy for home viewing. With movie theater outings becoming an increasingly expensive option, consumers are moving towards the trend of movie viewing at home, especially in the context of the economic recession.

The global online movie ticketing services industry is expected to reach almost $14 billion by 2017, according to research from GIA. Factors fuelling the market include the popularity of digital 3D screens. In 2010, global movie ticket sales reached $32 billion, representing more than a $2 billion increase in two years. Online movie booking is made easier by theaters detailing available seats, as done by sites like Moviefone and Fandango. The market has also benefited from broadband internet penetration, and the popularity of mobile devices, which mean consumers have easy access constantly.

Key Market Segments data Cited from: http://www.reportlinker.com/ci02089/Motion-Pictures-and-Movie.html

Regional Markets

The US movie and entertainment industry is expected to grow at a yearly rate of around -4% between 2010 and 2015, according to research from Marketline. This would bring the market to over $24 billion by the close of 2015. Video sales represent the leading market segment, generating close to $12 billion, or 40% of the overall market.

Industry Leaders

MPAA member studios such as Paramount, 20th Century Fox, Warner Bros., Sony, Universal and Disney continue to dominate the industry. Leading players operating in the global motion pictures industry include companies offering movies online, such as Rovi, Sony, Walmart, Amazon, Computer Entertainment, Microsoft, Apple and Netflix. Companies in the online movie tickets market include Cinemark, CineStar, Inox Leisure, Fandango, KyaZoonga, MovieFone, Cineplex Entertainment, MovieTickets.com, BookMyShow and BIG Cinemas.

Cited from: http://www.reportlinker.com/ci02089/Motion-Pictures-and-Movie.html

Market Outlook

The global movie industry continues to see huge growth, fuelled by the popularity of films, rising consumer income and technological developments. In 2016, the market is expected to reach a worth of just over two trillion U.S. dollars. In 2015, the entertainment and media market in the United States is expected to be worth over $589 billion U.S. dollars.

Cited from http://www.statista.com/statistics/237749/value-of-the-global-entertainment-and-media-market/

The production and distribution of film and television is facilitated by developments in technology, with digital technology in particular revolutionizing the industry. As digital technology allows distribution to take place through fiber-optic cable or satellites, the future of movie theaters will be increasingly hassle free, perhaps one day breaking away completely from physical film, cutting the transport costs associated with metal film canisters.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 2. PROPERTIES

Mike The Pike Productions Inc. does not own any significant property. It currently leases an office at 9419 East San Salvador Blvd; Suite 105-B 8, Scottsdale, AZ  85258.  The office is approximately 500 square feet and is sufficient for the Company’s current objectives.  Film Production is and will be completed off-site at various locations, as each project deems necessary, if at all.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business. The Company is involved currently in legal proceedings described below that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations. The Company may become involved in material legal proceedings in the future.

On October 9, 2014, the Company received a complaint filed against the Company and Mark B. Newbauer, our CEO, personally, in Douglas County Court, Omaha, Nebraska, regarding its option on certain literary rights, which were held by the Company through September 3, 2014. The Complaint alleges three causes of actions, a) breach of contract; b) anticipatory breach of contract; and 3) fraudulent misrepresentation. Company executives are aware of the Complaint in full, which was submitted on behalf of Panthera Entertainment, Matt Flynn and Edward Jarzobski, named as Plaintiffs in the Complaint. Plaintiffs had an option with MikeThe Pike through August 31st, 2014 to perform in a certain capacity. It is the contention of the Company that Plaintiffs materially failed to do so. The Complaint seeks damages equal costs associated with the action and other such relief as the court deems just and equitable. We have sought local counsel in the proper jurisdiction and shall file our reply in a timely manner.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are currently quoted and listed for trading on the OTC:Pinksheets under the symbol MIKP.

The following table sets forth the high and low closing price per share for our common stock for the periods indicated. These prices reflect inter-dealer prices, without retail markups, markdowns, commissions or adjustments and may not necessarily represent actual transactions.

	High	Low

Fiscal 2013
March 25, 2013	$0.0004	$0.0003
June 24, 2013	$0.0004	$0.0003
September 30, 2013	$0.0004	$0.0003
December 30, 2013	$0.0002	$0.0002

Fiscal 2014
March 31, 2014	$0.0004	$0.0002
June 30, 2014	$0.0005	$0.0005
September 29, 2014	$0.0002	$0.0002
December 29, 2014	$0.0003	$0.0001

Fiscal 2015
March 30, 2015	$0.0007	$0.0002

The Securities and Exchange Commission has adopted Rule 15g-9, which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information, investment experience and investment objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to sell shares of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock if it becomes subject to these penny stock rules.  Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling shares of our common stock.

Holders of Record

The last sale price of our common stock as reported on the OTC:Pinksheets was $0.007on April 14, 2015. As of April 14, 2015, there were approximately 35 recorded owners of our common stock.

Dividend Policy

We do not expect to pay a dividend on our common stock in the foreseeable future. The payment of dividends on our common stock is within the discretion of our Board of Directors, subject to our Certificate of Incorporation. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors.

Penny Stock Regulations and Restrictions on Marketability

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading, (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws, (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price, (d) contains a toll-free telephone number for inquiries on disciplinary actions, (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks, and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock, (b) the compensation of the broker-dealer and its salesperson in the transaction, (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock, and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock.  Therefore, stockholders may have difficulty selling their shares of our common stock.

Common Stock

Our Articles of Incorporation, as amended, authorizes us to issue up to 2,249,000,000 shares of common stock, $0.001 par value. Each holder of our common stock is entitled to one (1) vote for each share held of record on all voting matters we present for a vote of stockholders, including the election of directors. Holders of common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities, and there are no conversion rights or redemption or sinking fund provisions with respect to our common stock. All shares of our common stock are entitled to share equally in dividends from sources legally available when, and if, declared by our Board of Directors.

Our Board of Directors is authorized to issue additional shares of common stock not to exceed the amount authorized by the Articles of Incorporation, on such terms and conditions and for such consideration as the Board may deem appropriate without further stockholder action.

In the event of our liquidation or dissolution, all shares of our common stock are entitled to share equally in our assets available for distribution to stockholders. However, the rights, preferences and privileges of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of preferred stock that our Board of Directors may decide to issue in the future.

As of April 14, 2015, we had 2,242,000,000 shares of common stock issued and outstanding, held by35 shareholders.

Preferred Stock

Our Articles of Incorporation, as amended, authorizes us to issue up to 100,000,000 shares of preferred stock, $0.001 par value. Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms. We believe that the Board of Directors’ power to set the terms of, and our ability to issue preferred stock will provide flexibility in connection with possible financing or acquisition transactions in the future. The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders. The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our company.

As of April 14, 2015 we had 2,253,999 Series A Preferred Shares issued and outstanding, held by 5 shareholders.

Share Purchase Warrants

We have not issued and do not have any warrants to purchase shares of our stock outstanding.

Options

We have not issued and do not have any options to purchase shares of our stock outstanding.

Convertible Securities

We have not issued and do not have outstanding any securities convertible into shares of our stock or any rights convertible or exchangeable into shares of our stock.

Shares Eligible for Future Sale

As of April 14, 2015 we have 2,242,000,000 shares of common stock issued and outstanding. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one (1) year after Stream Flow is no longer deemed a “shell company” as defined in Rule 12b-2 of the Exchange Act, as amended.

The eventual availability for sale of substantial amounts of common stock under Rule 144 could adversely affect prevailing market prices for our securities, if a market ever develops.

Securities Authorized for Issuance Under Equity Compensation Plans

As of April 14, 2015 we did not have any authorized Equity Compensation Plans.

Recent Sales of Unregistered Securities

Information regarding any equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended, is set forth below. Each such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC. Unless stated otherwise: (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (iv) no one deemed to be an underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (v) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During each month within the fourth quarter of the fiscal year ended December 31, 2014, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Transfer Agent

Our transfer agent is Madison Stock Transfer Inc. 2215 Coney Island Avenue, 2nd Floor, Brooklyn, NY 11235. Their phone number is (718) 627-4453 and their email address is msti@verizon.net.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in this Report beginning on page F-1. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Significant Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of intangible assets and investments, share-based payments, income taxes and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

Our results of operations are presented below:

Results of Operations for the Twelve Months Ended December 31, 2014 compared to the Twelve Months Ended December 31, 2013.

During the twelve months ended December 31, 2014 we incurred a net loss of $(281,628), compared to a net loss of $(231,854) during the same period in fiscal 2013. The decrease in our net loss during the year ended December 31, 2013 was primarily due to decreased General and Administrative Expenses and operating costs relating to salaries and other general and administrative expenses.

Our total operating expenses for the year ended December 31, 2014 were $146,511, compared to operating expenses of $117,801 during the same period in fiscal 2013. Additionally, we incurred interest expense due to interest payments for the year ended December 31, 2014 of $118,212 compared to $85,951 during the same period in fiscal 2013.

Liquidity and Capital Resources

As of December 31, 2014 we had $0 in cash and $390,976 in total assets, and $2,106,735 total liabilities as compared to $2,595 in cash, and $419,564 in total assets, and $1,883,695 in total liabilities as of December 31, 2013.

We are dependent on our revenues for cash flow, as we have minimized cash flow requirements through equity or debt financing.  However, as we intend to expand operations, it is likely that we will require cash flow from financing in the future which could affect our ability to become cash flow positive.

For the year ending December 31, 2014 we used net cash of $(15,589) on operating activities, compared to net cash provided of $2,595 on operating activities during the same period in calendar year 2013.

During the year ended December 31, 2014, net cash of from loans from stockholder of $16,694 was provided in the financing activities compared to net cash from loans from stockholder of $688 during the same period in calendar year 2013.

We have yet to determine precisely how we will structure future acquisitions and how we intend to pay for them.  We may require additional financing, but we are uncertain as to whether we will finance acquisitions or use equity as purchasing currency.  In either case, our acquisitions may have a negative effect on stockholder equity.

All current outstanding promissory notes are in default. The notes to payable to Shaun Diedrich and Brian Kistler for $90,000 and $594,060, respectively, have been:

a)	extended
b)	converted to common stock, or
c)	forgiven.

We would anticipate based upon their history they would do a or c.  In the event that they would wish to do b this can only occur if here is both sufficient common stock available for conversion and a sufficient number of common stock shares are authorized by the Corporation.  Currently the Company would have to authorize more shares to accomplish this.

Future Financings

We estimate that our costs we expect to incur as a public company will be $40,000 for the twelve months following the effective date of this registration statement. Without increased revenues or financing, we may be unable to absorb such costs, resulting in inability to timely file reports and consequently result in our stock being traded on the “pink sheets,” which, in turn, will adversely affect any active trading market for our common stock and limit how liquid that market may be.

Acquisition of Sites and Equipment and Other Assets

The Company has identified a number of potential acquisition targets, namely a working list of literary properties for Option or Purchase. We have yet to settle upon the appropriate course of action, thus we are not able to calculate future costs of acquisitions.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2014, and 2013, begins on page F-1 of this Annual Report on Form 10-K.

Consolidated Financial Statements

December 31, 2014 and 2013

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Mike the Pike Productions, Inc.

We have audited the accompanying consolidated balance sheets of Mike the Pike Productions, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mike the Pike Productions, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  DKM Certified Public Accountants
      DKM Certified Public Accountants

Clearwater, Florida
April 14, 2015

PCAOB Registered
AICPA Member

Mike The Pike Productions, Inc.
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013

	2014	2013

ASSETS
Current Assets
Cash	$-	$2,595
Total Current Assets	-	2,595

Fixed Assets
Furniture and equipment net of depreciation	360	720
Other Assets
Intangible asset, net of amortization (Note 4)	344,833	374,166
Investment in Partnership (Note 10)	45,783	42,083
Total Other Assets	390,616	416,249

TOTAL ASSETS	$390,976	$419,564

LIABILITIES AND STOCKHOLDERS’ EQUTIY (DEFICIT)

LIABILITIES
Current Liabilities
Cash Overdraft	$5,229	$-
Accounts Payable	6,000	-
Accrued Taxes Payable	9,404	9,404
Accrued Interest Payable	351,742	233,528
Accrued Salaries ( Note 5)	120,000	60,000
Due to related party (Note 9)	103,744	87,052
Notes Payable (Note 6)	809,060	793,435
Derivative Liability	701,556	700,276
Total Current Liabilities	2,106,735	1,883,695

TOTAL LIABILITIES	2,106,735	1,883,695

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.001par value 100,000,000 Authorized 2,253,999 Issued and Outstanding at December 31, 2014 and 2,378,999 at December 31, 2013.	2,253	2,378
Common Stock, $.001 par value 2,249,000,000 Authorized 2,242,000,000 Issued and Outstanding at December 31, 2014 and 2,146,000 at December 31, 2013.	2,242,000	2,146,000
Additional paid-in-capital	(998,933)	(933,058))
Accumulated deficit	(2,961,079)	(2,679,451))
Total Stockholders’ Equity (Deficit)	(1,715,759)	(1,464,131))

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$390,976	$419,564

The accompanying notes are an integral part of these financial statements.

Mike The Pike Productions, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2014 and 2013

	2014	2013

REVENUES:	$-	$40,011

Total Revenues	-	40,011

OPERATING EXPENSES:
General and Administrative:

Amortization and depreciation	29,693	29,693
Salaries	60,000	60,000
Development Costs	-	32,352
Professional Fees	44,800	27,975
Other General and administrative expense	12,018	7,792
Total Operating Expenses	146,511	157,812

Net operating loss	(146,511)	(117,801)

OTHER INCOME (EXPENSE)
Finance and interest fees	(118,212)	(85,951)
Loan Discounts	(15,625)	(26,265)
Change in derivative liability	(1,280)	(1,837)

NET INCOME (LOSS)	$(281,628)	$(231,854)

Basic and Diluted Loss per Common Share	$(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding	2,211,753,425	2,146,000,000

The accompanying notes are an integral part of these financial statements.

Mike The Pike Productions, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2014 and 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(281,628)	$(231,854)
Adjustments to reconcile net loss to net cash provided
By operating activities:
Issuance of common stock for services	24,000	-
Issuance of note payable for consulting fees	-	25,000
Amortization	29,333	29,333
Depreciation	360	360
Capital contribution of rent	6,000	6,000
Discounts on potential loan conversions	15,625	26,265
Change in derivative liability	1,280	1,837
Changes in operating assets and Liabilities:
Increase/ (decrease) in cash overdraft	5,229	(295)
Increase/ (decrease) in accounts payable	6,000	-
Increase/ (decrease) in accrued salaries	60,000	60,000
Increase/ (decrease) in accrued interest payable	118,212	85,949
Net cash used in operating activities	(15,589)	2,595

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to partnership	(3,700)	(688)
Net cash provided by (used in) investing activities	(3,700)	(688)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder	16,694	688
Proceeds from common stock sales	-	-
Net cash provided by (used in) financing activities	16,694	688

Net increase (decrease) in cash and cash equivalents	(2,595)	2,595

Cash and cash equivalents - beginning of period	2,595	-

Cash and cash equivalents - end of period	$-	$2,595

Interest Paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these financial statements.

Mike The Pike Productions, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For Years Ended December 31, 2014 and 2013

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Value	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2012	2,378,999	$2,378	2,146,000,000	$2,146,000	$(939,058)	$(2,447,597)	$(1,238,277)

Contribution of Rent					6,000		6,000

Net Loss December 31, 2013						(231,854)	(231,854)

Balance - December 31, 2013	2,378,999	$2,378	2,146,000,000	$2,146,000	$(933,058)	$(2,679,451)	$(1,464,131)

Contribution of Rent					6,000		6,000

Isssuance of common stock for services			96,000,000	96,000	(72,000)		(24,000)

Retirement of Preferred Shares	(125,000)	(125)			125

Net Loss December 31, 2014						(281,628)	(281,628)

Balance - December 31, 2014	2,253,999	$2,253	2,242,000,000	$2,242,000	$(998,933)	$(2,961,079)	$(1,715,759)

The accompanying notes are an integral part of these financial statements.

Mike The Pike Productions, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

A. ORGANIZATION AND OPERATIONS

Mike The Pike Productions, Inc. (the “Company”) is the successor entity to the business of Pine Ridge Holdings Inc. a corporation formed in Nevada in 2001.

Prior to August, 2009 the Company was a Nevada corporation named Pine Ridge Holdings, Inc. engaged in the business of providing energy generation products.  On April 24th 2009 Kevin May resigned and transferred ownership of shares to Mark B. Newbauer who was appointed President and CEO.  On August 5th, 2009, the name was changed from Pine Ridge Holdings, Inc. to Mike The Pike Productions, Inc.

On December 6, 2009, the Company acquired all of the assets of Mike The Pike Productions, Inc. of Wyoming in exchange for 10,000,000 restricted shares of common stock.  Concurrently with the Acquisition, the management of the Wyoming Corporation took control of the Board of Directors of the Company and the assets of the Company related to the energy business were spun-off to entity controlled by the previous management of the Company.  On October 5, 2010 a merger was formed to re-domicile the company in Wyoming and Mike The Pike Productions, Inc. survived the merger as a Wyoming Company.

B. PRINCIPALS OF CONSOLIDATION

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries St. James Films LLC incorporated in the state of Nevada and ServeNation, Inc. (inactive) and 50% interest in Spokefish Publishing, LLP. All material inter-company balances and transactions were eliminated upon consolidation.

C. BASIS OF ACCOUNTING

The Company utilizes the accrual method of accounting, whereby revenue is recognized when earned and expenses when incurred.  The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  As such, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and these adjustments are of a normal recurring nature.

D. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

E. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand; cash in banks and any highly liquid investments with maturity of three months or less at the time of purchase. The Company maintains cash and cash equivalent balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250,000.

F. COMPUTATION OF EARNINGS PER SHARE

Net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period.   Due to the net loss, the options and stock conversion of debt are not used in the calculation of earnings per share because the stock conversions and options are considered to be antidilutive.

G. INCOME TAXES

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company’s management has reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material effect on the Company.

H. REVENUE RECOGNITION

Revenue for license fees is recognized upon the execution and closing of the contract for the amount of the contract. Contract fees are generally due based upon various progress milestones. Revenue from contract payments are estimated and accrued as earned. Any adjustments between actual contract payments and estimates are made to current operations in the period they are determined.

I. FAIR VALUE MEASUREMENT

The Company determines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts reported in the balance sheet for cash, accounts receivable, inventory, accounts payable and accrued expenses, and loans payable approximate their fair market value based on the short-term maturity of these instruments.

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.  US GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The established fair value hierarchy prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1:
Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

Level 2:
Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:
Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

J. STOCK-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors including employee stock options based on estimated fair values.  Stock-based compensation expense recognized for the years ended December 31, 2014 and 2013 was $24,000 and $0 respectively.  Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that vest during the period.

Share-based compensation expense recognized in the Company’s consolidated statement of operations for the years ended December 31, 2014 included compensation expense for share-based payment awards granted in December 31, 2014.

K. SALES AND ADVERTISING

The costs of sales and advertising are expensed as incurred.  Sales and advertising expense was $0 and $0 for the years ended December 31, 2014 and 2013, respectively.

L. NEW ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December31, 2014 through the date these financial statements were issued.

M. FURNITURE AND EQUIPMENT

Furniture and equipment are recorded at costs and consists of furniture and fixtures, computers and office equipment. We compute depreciation using the straight-line method over the estimated useful lives of the assets.  Expenditures for major betterments and additions are charged to the property accounts, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are charged to expense.

N. INTELLECTUAL PROPERTY

Intangible assets (intellectual property) are recorded at cost and are amortized over the estimated useful life of the asset.  Management evaluates the fair market value to determine if the asset should be impaired at the end of each year.

O. IMPAIRMENT OF LONG-LIVED ASSETS

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable.  Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.
Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances.
An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

NOTE 2 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  At December 31, 2014, the Company had a loss from operations, for the year ended, of $281,629, an accumulated deficit of $2,961,080 and negative working capital of $2,106,734 The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to provide services.  There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2014 and December 31, 2013 consists of the following:

	December 31, 2014	December 31, 2013

Furniture and Fixtures	$1,800	$1,800
Less: Accumulated Depreciation	(1,440)	(1,080)
Net Property and Equipment	$360	$720

Depreciation expense for the year ended December 31, 2014 and 2013 was $360 and $360. Property and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of 5 years.

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets at December 31, 2014 and December 31, 2013 consists of the following:

	December 31, 2014	December 31, 2013

Intangible Assets	$439,999	$439,999
Less: Accumulated Amortization	(95,166)	(65,833)
Net Intangible Assets	$344,833	$374,166

The Company invests in various intellectual properties such as short stories and novels to be developed into future movie projects.  By definition these intangible assets are amortized over a 15 year period.  Amortization expense for the years ended December 31, 2014 and 2013 was $29,333 respectively.  At December 31, 2014, the Company has determined that the intangible asset should not be impaired.

NOTE 5 – ACCRUED COMPENSATION

The Company has entered into an employment agreement with its CEO to pay him an annual salary of $60,000.  This salary of $60,000 was accrued for the years ended December 31, 2014 and December 31, 2013 respectively.

NOTE 6 –NOTES AND OTHER LOANS PAYABLE

On January 30, 2012 the company agreed to pay Saint James Films $100,000 in the form of a convertible promissory note with a term of one year at 10 % interest compounded semiannual.  In July of 2013 the Company signed a promissory note for $25,000 with William Eilers, an attorney providing various legal services.  The note becomes due on August 8, 2014 and carries a per annum interest rate of 14%. Beginning in 2011 the Company entered into a series of $7,500 with Shaun Deidrich that total $90,000.  They are demand notes carrying an 8% per annum interest rate. The company currently has convertible notes totaling $594,060 due to New Opportunity Business Solutions:

The following schedule is Notes Payable at December 31, 2014 and 2013:

Description	12/31/2014	12/31/2013

Convertible note payable, due January 27, 2013; interest at 10%	$100,000	$100,000
Convertible note payable due August 8, 2014; interest at 14%	25,000	25,000
Convertible note payable due January 12, 2013; interest at 8%	90,000	90,000
Convertible note payable due December 27, 2009; interest at 15%	200,000	200,000
Convertible note payable due December 27, 2010; interest at 12%	194,060	194,060
Convertible note payable due December 27, 2011; interest at 12%	200,000	200,000
Less: Discount on note payable	-	(15,625)

Total notes payable	$809,060	$793,435

All the above loans are in default.

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a beneficial conversion feature, to the extent of the note, and applied as a debt discount to the Convertible Notes Payable and amortized to interest expense over the terms of the note.

The features of the notes resulted in the recognition of a derivative liability.  The Company valued the features using the Black-Scholes Model, which resulted in a liability of $701,556 at December 31, 2014.

Assumptions used in the derivative valuation were as follows:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	.13%
Expected lives (years)	1.0
Expected price volatility	8.46%
Forfeiture Rate	0.0%

As of July 31, 2013 and 2012, the derivative liability consists of the following:

	December 31, 2014	December 31, 2013

Beginning Derivative Liability	$700,276	$662,324
Components:
Change in derivative liability	1,280	1,837

Debt discount assigned to convertible notes payable	-	36,115

Ending derivative liability	$701,556	$700,276

NOTE 7 –STOCKHOLDERS’ EQUIY/ (DEFICIT)

AUTHORIZED SHARES & TYPES

The Company has authorized 100,000,000 shares of preferred stock at a par value of $0.001 at December 31, 2014.

The Company has authorized 2,249,000,000 shares of common stock at a par value of $0.001 at December 31, 2014.

The Company relies on capital raised through loans, private placement memorandums to assist in the funding of operations.

During the year ended December 31, 2014, the Company issued 96,000,000 shares of restricted common stock, to Soellingen Advisory Group, Inc. for consulting fees.  There was a charge of $24,000 expensed to professional fees and $72,000 charged to Additional Paid in Capital with no impact on the Stockholders’ deficit.

NOTE 8 – INCOME TAXES

Deferred tax assets arising as a result of net operation loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.
Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2014 and 2013 for U.S. Federal Income Tax and for the State of Wyoming.

A reconciliation of income taxes at statutory rates with the reported taxes follows:

	December 31, 2014	December 31, 2013

Loss before income tax benefit	$281,629	$231,854
Expected income tax benefit	(95,700)	(78,800)
Non-deductible expenses	-	-

Tax loss benefit not recognized for book purposes, valuation allowance	$95,700	$78,800
Total income tax	$-	$-

The Company has net operating loss carry forwards in the amount of approximately $2,961,080 that will expire beginning in 2024.   The deferred tax assets including the net operating loss carry forward tax benefit of $2,961,080 total $917,200 which is offset by a valuation allowance.  The other deferred tax assets include accrued officer compensation, stock based compensation, and amortization.

The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2014. The open tax years are from 2009 through 2014.

NOTE 9 – RELATED PARTY TRANSACTIONS

During 2014 and 2013, the Company’s CEO had advanced $16,694 and $688, respectively of personal funds.  As of December 31, 2014 and 2013 the Company owed the CEO $103,744 and $87,052 respectively.

NOTE 10 – INVESTMENT IN PARTNERSHIP

Commencing in 2010 the Company entered into a Partnership with Spoke Lane Entertainment which publishes graphic novel assets toward sales and film rights/screen adaptations.  The Company provided funds in the amount of $3,700 for the year ended December 31, 2014 and $688 for the year ended December 31, 2013 to pay various operating expenses.  As of December 31, 2014 and 2013 the Company has invested $45,733 and $42,083.  At December 31, 2014, the Company has determined that the investment should not be impaired.

NOTE 11 - COMMITMENTS

Office space for the Company has been provided by Mr. Newbauer, a stockholder and CEO as a capital contribution in the amount of $6,000 per year for the years ended December 31, 2014 and 2013.

Certain literary rights were purchased on behalf of the Company on September 3rd, 2014 and the rights were assigned to the third party responsible for said purchase in exchange for passive participation in exploitation of the rights. The third party entity controls the rights of which the Company will receive 12.5% of net proceeds, if any, from exploitation of rights, if any, by the third party entity. The Company has a passive stake in the proceeds, if any, and is not required to fulfill any further objectives or conditions otherwise to secure its position. The Company will request Quarterly statements from the third party entity to ensure accountability throughout the relationship

NOTE 12 - SUBSEQUENT EVENTS

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We performed an evaluation (“Evaluation”), under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation and the existence of the material weaknesses discussed below in “Management's Report on Internal Control Over Financial Reporting,” our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2014, due to the existence of the material weaknesses discussed below. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified the following material weaknesses that have caused management to conclude that as of December 31, 2014, our internal control over financial reporting was not effective:

1.
Management determined that we do not have written documentation of our internal control policies and procedures, which provide staff with guidance or framework for accounting and disclosing financial transactions. This deficiency could result in insufficient recording and disclosure of complex transactions.

2.
Management determined that we do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions is performed by separate individuals.

3.	Management determined that we had not effectively implemented comprehensive entity-level internal controls.
4.
Management determined that we did not implement financial controls that were properly designed to meet the control objectives or address all risks of the processes or the applicable assertions of the significant accounts.

5.
Management determined that its inability to file timely quarterly SEC forms 10Q and annual SEC forms 10K constitute material weaknesses in disclosure controls and internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to permanent exemptions for smaller reporting companies. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

Remediation Plan for Material Weaknesses

While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with GAAP, based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•
We are in the process of upgrading our accounting systems to an enterprise resource planning (ERP) platform that will enable us to improve our accounting systems and document our policies, procedures and related internal controls.

•
We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.  These supervisory review procedures are being designed to enhance controls over the custody of assets, the incurring of liabilities, and the recording of transactions by separate individuals.

•	We are evaluating improved entity level controls that we plan to implement during the 2015 accounting year.
•
We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

•	Effective December 22, 2014, we were fully current with our quarterly SEC filings and we have instituted controls to ensure that we are current in our filings going forward.

We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above. We do not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated. We expect to complete this process during our annual testing for fiscal 2015.

Management has reviewed the consolidated financial statements and underlying information included herein in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us. Our Board of Directors is comprised of only one class of director.

The following table and text set forth the names and ages of all directors and executive officers as of April 2, 2015.

Name	Age	Position

Mark Newbauer	41	Chief Executive Officer, Director

James DiPrima	65	Chief Financial Officer

Mark B. Newbauer graduated from the renowned film and producer's track at Columbia College Chicago as well as The Second City Chicago Training Center where he was a writer, director and performer. His debut short, Dreamkiller, is an ambitious take on Sirhan Sirhan and the events leading up to the RFK assassination. Dreamkiller was winner of "Best of the Fest" at the 1999 New York International Independent Film and Video Festival. Newbauer also worked in the Talent and Literary departments at The Gage Group, an agency with offices in New York and Los Angeles.

After more than a decade in the entertainment industry, Newbauer took his passion for both the art of filmmaking and the business sense necessary for a thriving brand, and launched Mike The Pike Productions Inc., a full-spectrum entertainment firm with a focus in Feature Films and Graphic Novel Entertainment. Recently, Newbauer, o/b/o Mike The Pike, secured the film rights to the World Fantasy Award-winning werewolf thriller, George R.R. Martin's The Skin Trade; and produced White Space, an effects driven sci-fi thriller starring Holt McCallany and Zulay Henao.

James DiPrima has a Bachelor of Science in Business Administration from Creighton University, Omaha, Nebraska. His career includes 40 years of finance and accounting in both the public and private sectors. He has held various positions with start-up companies. He has served as chief executive officer of MBD Midwest, a holding company for national pack and ship franchises where he managed the development of retail outlets in multiple states. Mr. DiPrima has been working in various positions with public traded companies since 1995. His accomplishments included guiding several companies through the reverse merger process, raising capital and consulting on various mezzanine financings. Most recently he has acted as chief executive officer of Rising India, Inc. (OTC: RSII) a public company that is developing assisted living facilities. He has also served as CFO for Coastal Technologies, Inc. a publicly traded company (NQB: CTTJ) that provided IT outsourcing and billing software solutions to the healthcare industry and as CEO of  Netcoast Communications, Inc. (NQB: NCST) a manufacturer of testing equipment for natural gas pipelines.

Involvement in Certain Legal Proceedings

To the best of the Company's knowledge, other than as set forth herein, none of the following events occurred during the past ten years that are material to an evaluation of the ability or integrity of any of our executive officers or directors:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

5.
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committee of our Board of Directors. As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost of retaining such a financial expert at this time is prohibitive. Further, because we are a development stage business, we believe the services of an audit committee financial expert are not necessary at this time.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our sole director has the authority to determine issues concerning management compensation, including his own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our officers or sole director.

Board of Director’s Role in Risk Oversight

The Board of Directors assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive and operational risks. The Board of Directors dedicates time at each of its meetings to review and consider the relevant risks faced at that time. In addition, since the Company does not have an Audit Committee, the Board of Directors is also responsible for the assessment and oversight of the Company’s financial risk exposures.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, require the Company’s executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of common stock and other equity securities of the Company on Form(s) 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that for the fiscal year ended December 31, 2014, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with and that there were no deficiencies.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for each of the last two completed fiscal years of the Company, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”).

Summary Compensation Table

Name And Principal Position (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)*	Option Awards (US$) (f)	Non- Equity Incentive Plan Compensation (US$) (g)	Nonqualified Deferred Compensa- tion Earnings (US$) (h)	All Other Compen- sation (US$) (i)	Total (US$) (j)

Mark Newbauer President, CEO Director	2014 2013	$60,000 $60,000	0 0	0 0	0 0	0 0	0 0	0 0	$60,000 $60,000
James DiPrima CFO, COO	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

* Please reference Note 1 Section J of each of our financial statements for determining our assumptions as they related to stock based awards for compensation.

This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

The following table sets forth information with respect to compensation paid by us to our directors for the fiscal year ended December 31, 2014.

Director Compensation

Name (a)	Fees Earned or Paid in Cash (US$) (b)	Stock Awards (US$) (c)*	Option Awards (US$) (d)	Non-Equity Incentive Plan Compensation (US$) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (US$) (f)	All Other Compensation (US$) (g)	Total (US$) (h)

Mark Newbauer	0	0	0	0	0	0	0

All compensation received by our officers and directors has been disclosed. There are no stock option, retirement, pension or profit sharing plans for the benefit of our officers and directors.

Employment Agreements

We have only entered into an employment contract with Mark Newbauer our CEO, whereby we agree to pay him $5,000.00 per month until such time the contact is terminated.  The employment agreement can be found as an exhibit to our Form 10 filing.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Officer Compensation

Mark Newbauer received $60,000 as compensation for his services for the fiscal years ended 2013 and 2014.

James DiPrima has received no compensation.

Director Compensation

We have no plans to begin paying our directors any cash compensation until our business becomes operationally profitable. We may, however, reimburse our directors for any out-of-pocket travel and lodging expenses associated with their attendance of Board meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership as of December 31, 2014 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

As of December 31, 2014, we had 2,242,000,000 shares of common stock issued and outstanding and 2,253,999 shares of Series A Preferred Stock issued and outstanding.

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class (Common)	Shares of Preferred Stock	Percentage of Class (Preferred)
Officers and Directors

Mark Newbauer, President, CEO, and Sole Director	54,316,653	2.4%	2,014,286	89.4%

James DiPrima, CFO	0	0%	-0-	0%

All officers and directors as a group (2 persons)	54,316,653	2.4%	2,014,286	89.4%

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2014 we did not have any authorized Equity Compensation Plans. Further, we have no plans to create any such plan or plans during the fiscal year ending December 31, 2015.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Officers and Directors

Mr. Newbauer will continue to operate the Company. In addition, Mr. Newbauer is a Producer with a vested personal equity stake in ‘White Space’ as well as a certain literary property in which the Company has passive participation. Once terms are finalized, the Company will fully disclose the same.

As of December 31, 2014, the Company’s CEO Mark Newbauer had advanced personal funds in the amount of $104,044 to pay various operating expenses.

The Chief Executive Officer personally contributed $6,000 for the payment of rent for the years ended December 31, 2014 and December 31, 2013 respectively. This amount increased Additional Paid in Capital.
Other than the foregoing, we do not currently have any conflicts of interest. We have not yet formulated a policy for handling conflicts of interest.

Share Issuances to Promoters

We have not issued any shares to promoters.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our Most Unexceptional interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Wyoming.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Wyoming law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Director Independence

The OTC Bulletin Board (“OTCBB”), the exchange on which our shares of common stock currently trade, does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15). Based on these widely-accepted criteria, we have determined that none of our directors are independent at this time.

No member of management is or will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, New York Stock Exchange (NYSE), American Stock Exchange (AMEX), and NASDAQ Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the NASDAQ Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us for fiscal years ended December 31, 2014 and 2013, by DKM Certified Public Accountants as our principal accountant.

	For the Fiscal Year Ended
	December 31, 2014	December 31, 2013

Audit Fees	$8,000	$10,000
Audit Related Fees	$4,000	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$12,000	$10,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — this category consists of fees for other miscellaneous items.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board of Directors, as well as the limited financial resources and minimal operations of the Company, our Board acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services and other services. Our Board approves these services on a case-by-case basis.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Company’s financial statements filed as part of this annual report are listed in the Table of Contents and provided in response to Item 8.

Exhibits required by Item 601 of Regulation S-K:

			Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date

3.1	Certificate of Incorporation of Reflexor, Inc., filed May 24, 1996		3.1	10-12G	October 27, 2014

3.2	Certificate of Amendment of Pine Ridge Holdings, Inc., changing its name to Mike the Pike Productions, Inc., dated June 8, 2009		3.2	10-12G	October 27, 2014

3.3	Articles of Incorporation of Mike the Pike Merger Sub, Inc. (WY), dated September 29, 2010		3.3	10-12G	October 27, 2014

3.4	Articles of Merger between Mike the Pike Productions, Inc. (NV) and Mike the Pike Merger Sub, Inc. (WY), dated October 10, 2010		3.4	10-12G	October 27, 2014

3.5	Bylaws of the Company		3.5	10-12G	October 27, 2014

3.6	Board Resolutions and State Filings showing change in officers and directors		3.6	10-12G	October 27, 2014

3.7	Designation of Preferred Shares		3.7	10-12G	October 27, 2014

10.1	Purchase and Sale Agreement between Mike the Pike Productions, Inc. and Saint James Films, LLC, dated January 11, 2012		10.1	10-12G	October 27, 2014

10.2	Distribution Agreement between TomCat Films, LLC and Saint James Films, LLC, dated May 9, 2012		10.2	10-12G	October 27, 2014

10.3	Partnership Agreement between Spoke Lane Entertainment and Mike the Pike Productions, Inc., dated June 1, 2010		10.3	10-12G/A	March 12, 2015

10.4	Employment Contract with Mark Newbauer dated January 1, 2012		10.4	10-12G/A	February 17, 2015

21.1	List of Subsidiaries	X

31.1	SECTION 302 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OF MIKE THE PIKE PRODUCTIONS, INC.	X

31.2	SECTION 302 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER OF MIKE THE PIKE PRODUCTIONS, INC.	X

32.2	SECTION 906 CERTIFICATION OF MIKE THE PIKE PRODUCTIONS, INC.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIKE THE PIKE PRODUCTIONS, INC.

Date: April 15, 2015	By: /s/ Mark Newbauer
Mark Newbauer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark Newbauer	Chief Executive Officer and Director	April 15, 2015
Mark Newbauer

/s/ James DiPrima	Chief Financial Officer	April 15, 2015
James DiPrima