Form 10-K/A
period 2014-12-31
Mike the Pike Productions, Inc.
filed 2015-05-11
CIK 1550222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to Mike The Pike Productions, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Form 10-K”), as filed with the Securities and Exchange Commission on April 16, 2016, is to furnish Amended Exhibits 101 to the Form 10-K in accordance with Rule 201(c) and Rule 405 of Regulation S-T.  Exhibits 101 provide the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).  This Amendment No. 1 to the Form 10-K also updates the Exhibit Index to reflect the furnishing of Exhibits 101.

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A, Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

MIKE THE PIKE PRODUCTIONS, INC.

Date: May 8, 2015	By: /s/ Mark Newbauer
Mark Newbauer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark Newbauer	Chief Executive Officer and Director	May 8, 2015
Mark Newbauer

/s/ James DiPrima	Chief Financial Officer	May 8, 2015
James DiPrima

MIKE THE PIKE PRODUCTIONS, INC.

EXHIBIT INDEX

TO

2014 ANNUAL REPORT ON FORM 10-K/A

			Incorporated by Reference Herein
Exhibit No.	Exhibit Description	Filed Here-with	Exhibit No.	Form/File No.	Filing Date

3.1	Certificate of Incorporation of Reflexor, Inc., filed May 24, 1996		3.1	10-12G	October 27, 2014

3.2	Certificate of Amendment of Pine Ridge Holdings, Inc., changing its name to Mike the Pike Productions, Inc., dated June 8, 2009		3.2	10-12G	October 27, 2014

3.3	Articles of Incorporation of Mike the Pike Merger Sub, Inc. (WY), dated September 29, 2010		3.3	10-12G	October 27, 2014

3.4	Articles of Merger between Mike the Pike Productions, Inc. (NV) and Mike the Pike Merger Sub, Inc. (WY), dated October 10, 2010		3.4	10-12G	October 27, 2014

3.5	Bylaws of the Company		3.5	10-12G	October 27, 2014

3.6	Board Resolutions and State Filings showing change in officers and directors		3.6	10-12G	October 27, 2014

3.7	Designation of Preferred Shares		3.7	10-12G	October 27, 2014

10.1	Purchase and Sale Agreement between Mike the Pike Productions, Inc. and Saint James Films, LLC, dated January 11, 2012		10.1	10-12G	October 27, 2014

10.2	Distribution Agreement between TomCat Films, LLC and Saint James Films, LLC, dated May 9, 2012		10.2	10-12G	October 27, 2014

10.3	Partnership Agreement between Spoke Lane Entertainment and Mike the Pike Productions, Inc., dated June 1, 2010		10.3	10-12G/A	March 12, 2015

10.4	Employment Contract with Mark Newbauer dated January 1, 2012		10.4	10-12G/A	February 17, 2015

21.1	List of Subsidiaries		21.1	Form 10-K	April 16, 2015

31.1	SECTION 302 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OF MIKE THE PIKE PRODUCTIONS, INC.		31.1	Form 10-K	April 16, 2015

31.2	SECTION 302 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER OF MIKE THE PIKE PRODUCTIONS, INC.		31.2	Form 10-K	April 16, 2015

32.1	SECTION 906 CERTIFICATION OF MIKE THE PIKE PRODUCTIONS, INC.		32.1	Form 10-K	April 16, 2015

101.INS †	XBRL Instance Document	X

101.SCH †	XBRL Taxonomy Extension Schema Document	X

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB †	XBRL Extension Labels Linkbase Document	X

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document	X

†
In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.