Form 10-Q
period 2015-03-31
Mike the Pike Productions, Inc.
filed 2015-05-27
CIK 1550222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

Commission file number 000-55298

Mike the Pike Productions, Inc.
(Exact name of registrant as specified in its charter)
Wyoming	47-2131970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9419 East San Salvador, Suite 105-B8, Scottsdale, AZ	85258
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 986-2734

___________________________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐   No  ☒

As of May 20, 2015, the Registrant has 2,242,000,000 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mike The Pike Productions, Inc.
CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2015	2014
ASSETS	(Unadited)
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Fixed Assets
Furniture and equipment net of depreciation	270	360
Other Assets
Intangible asset, net of amortization (Note 4)	337,499	344,883
Investment in Partnership (Note 10)	45,783	45,783
Total Other Assets	383,282	390,616

TOTAL ASSETS	$383,552	$390,976

LIABILITIES AND STOCKHOLDERS’ EQUTIY (DEFICIT)

LIABILITIES
Current Liabilities
Cash Overdraft	$4,987	$5,229
Accounts Payable	6,000	6,000
Accrued Taxes Payable	9,404	9,404
Accrued Interest Payable	373,436	351,742
Accrued Salaries ( Note 5)	135,000	120,000
Due to related party (Note 9)	111,895	103,744
Notes Payable (Note 6)	809,060	809,060
Derivative Liability	701,556	701,556
Total Current Liabilities	2,151,338	2,106,735

TOTAL LIABILITIES	2,151,338	2,106,735

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $.001par value 100,000,000 Authorized 2,253,999 Issued and Outstanding at March 31, 2015 and December 31, 2014.	2,253	2,253
Common Stock, $.001 par value 2,249,000,000 Authorized 2,242,000,000 Issued and Outstanding at March 31, 2015 and December 31, 2014.	2,242,000	2,242,000
Additional paid-in-capital	(997,433)	(998,933))
Accumulated deficit	(3,014,606)	(2,961,079))
Total Stockholders’ Equity (Deficit)	(1,767,786)	(1,715,759))

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$383,552	$390,976

The accompanying notes are an integral part of these financial statements.

Mike The Pike Productions, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended March 31, 2015 and 2014
(Unaudited)

	2015	2014

REVENUES:	$-	$-

Total Revenues	-	-

OPERATING EXPENSES:
General and Administrative:

Amortization and depreciation	7,423	7,423
Salaries	15,000	16,618
Professional Fees	6,305	2,500
Other General and administrative expense	3,104	2,995
Total Operating Expenses	31,832	29.537

Net operating loss	(31,832)	(29,537))

OTHER INCOME (EXPENSE)
Finance and interest fees	(21,695)	(20,832))
Loan Discounts	-	(6,250))

NET INCOME (LOSS)	$(53,527)	$(56,619))

Basic and Diluted Loss per Common Share	$(0.00)	(0.00))

Weighted Average Number of Common Shares Outstanding	2,242,000,000	2,146,000,000

The accompanying notes are an integral part of these financial statements.

Mike The Pike Productions, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended March 31, 2015 and 2014
(Unaudited)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(53,527)	$(56,619)
Adjustments to reconcile net loss to net cash provided
By operating activities:
Amortization	7,333	7,333
Depreciation	90	90
Capital contribution of rent	1,500	1,500
Discounts on potential loan conversions		6.250
Change in derivative liability
Changes in operating assets and Liabilities:
Increase/ (decrease) in cash overdraft	(241)	3,018
Increase/ (decrease) in accounts payable	-	-
Increase/ (decrease) in accrued salaries	15,000	15,000
Increase/ (decrease) in accrued interest payable	21,695	20,833
Net cash used in operating activities	(8,150)	2,595

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to partnership	-	(800)
Net cash provided by (used in) investing activities	-	(800)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from stockholder	8,150	800
Proceeds from common stock sales	-	-
Net cash provided by (used in) financing activities	8.150	800

Net increase (decrease) in cash and cash equivalents	-	(2,595)

Cash and cash equivalents - beginning of period	-	2,595

Cash and cash equivalents - end of period	$-	$-

Interest Paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these financial statements.

Mike The Pike Productions, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For The Year Ended December 31, 2014 and Three Months Ended March 31, 2015

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Value	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2013	2,378,999	$2,378	2,146,000,000	$2,146,000	$(933,058)	$(2,679,451)	$(1,464,431)

Contribution of Rent					6,000		6,000

Issuance of common stock for services			96,000,000	96,000	(72,000)		(24,000)

Retirement of Preferred Shares	(125,000)	(125)			125

Net Loss December 31, 2014						(281,628)	(281,628)

Balance - December 31, 2014	2,253,999	$2,253	2,242,000,000	$2,242,000	$(998,933)	$(2,961,079)	$(1,715,759)

Contribution of Rent					1,500		1,500

Net Loss March 31, 2015						(53,527)	(53,527)

Balance - March 31, 2015 (Unaudited)	2,253,999	$2,253	2,242,000,000	$2,242,000	$(997,433)	$(3,014,606)	$(1,767,786)

The accompanying notes are an integral part of these financial statements.

Mike The Pike Productions, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014
(Unaudited)

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

●
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

●
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

●
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

J. STOCK-BASED COMPENSATION

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, consultants and directors including employee stock options based on estimated fair values.  Stock-based compensation expense recognized for the three months ended March 31, 2015 and 2014 was $0 and $0 respectively.  Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that vest during the period.

Share-based compensation expense recognized in the Company’s consolidated statement of operations for the years ended December 31, 2014 included compensation expense for share-based payment awards granted in December 31, 2014.

K. SALES AND ADVERTISING

The costs of sales and advertising are expensed as incurred.  Sales and advertising expense was $0 and $0 for the three months ended March 31, 2015 and 2014, respectively.

L. NEW ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2015 through the date these financial statements were issued.

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

NOTE 2 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  At March 31, 2015, the Company had a loss from operations, for the three months ended, of $53,527, an accumulated deficit of $3,014,606 and negative working capital of $2,151,338 The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2015 and December 31, 2014 consists of the following:

	(Unaudited) March 31, 2015 (Unaudited)	December 31, December 31, 2014

Furniture and Fixtures	$1,800	$1,800
Less: Accumulated Depreciation	(1,530)	(1,440)
Net Property and Equipment	$270	$360

Depreciation expense for the year ended March 31, 2015 and December 31, 2014 was $90 and $360 respectively.  Property and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of 5 years.

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets at March 31, 2015 and December 31, 2014 consists of the following:

	(Unaudited) March 31, 2015	December 31, 2014

Intangible Assets	$439,999	$439,999
Less: Accumulated Amortization	(102,500)	(95,166)
Net Intangible Assets	$337,499	$344,883

The Company invests in various intellectual properties such as short stories and novels to be developed into future movie projects.  By definition these intangible assets are amortized over a 15 year period.  Amortization expense for the three months ended March 31, 2015 and December 31, 2014 was $7,333 and $29,333 respectively.  At March 31, 2015, the Company has determined that the intangible asset should not be impaired.

NOTE 5 – ACCRUED COMPENSATION

 The Company has entered into an employment agreement with its CEO to pay him an annual salary of $60,000.   This salary of $15,000 was accrued for the three months ended March 31, 2015 and $60,000 for the year ended December 31, 2014.

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

The following schedule is Notes Payable at March 31, 2015 and December 31, 2014:

Description	March 31, 2015	December 31, 2014

Convertible note payable, due January 27, 2013; interest at 10%	$100,000	$100,000
Convertible note payable due August 8, 2014; interest at 14%	25,000	25,000
Convertible note payable due January 12, 2013; interest at 8%	90,000	90,000
Convertible note payable due December 27, 2009; interest at 15%	200,000	200,000
Convertible note payable due December 27, 2010; interest at 12%	194,060	194,060
Convertible note payable due December 27, 2011; interest at 12%	200,000	200,000

Total notes payable	$809,060	$809,060

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

The features of the notes resulted in the recognition of a derivative liability.  The Company valued the features using the Black-Scholes Model, which resulted in a possible liability of $701,556 at March 31, 2015

Assumptions used in the derivative valuation were as follows:

Weighted Average:

Dividend rate	0.0%
Risk-free interest rate	.13%
Expected lives (years)	1.0
Expected price volatility	8.46%
Forfeiture Rate	0.0%

As of March, 31, 2015 and December 31, 2014 the derivative liability consists of the following:

	March 31, 2015	December 31, 2014

Beginning Derivative Liability	$701,556	$700,276
Components:
Change in derivative liability		1280

Ending derivative liability	$701,556	$701,556

NOTE 7 –STOCKHOLDERS’ EQUIY/(DEFICIT)

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

During the year ended December 31, 2014, the Company received 125,000 preferred shares and retired them adding $125 to Paid in Capital.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2015. The open tax years are from 2009 through 2014.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2015 and 2014, the Company’s CEO had advanced $8,150 and $800, respectively of personal funds.  As of March 31, 2015 and December 31, 2014 the Company owed the CEO $111,895 and $103,744 respectively.

NOTE 10 – INVESTMENT IN PARTNERSHIP

Commencing in 2010 the Company entered into a Partnership with Spoke Lane Entertainment which publishes graphic novel assets toward sales and film rights/screen adaptations.  The Company provided $0 funds for the three months ended March 31 2015 and $3,700 for the year ended December 31, 2014 to pay various operating expenses.  As of March 31, 2015 and December 31, 2014 the Company has invested $45,783.  At March 31, 2015, the Company has determined that the investment should not be impaired.

NOTE 11 - COMMITMENTS

Office space for the Company has been provided by Mr. Newbauer, a stockholder and CEO as a capital contribution in the amount of $1,500 for the three months ended March 31, 2015 and 2014 respectively.

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

Management has evaluated subsequent events through the dates the financial statements were issued.  Based upon our evaluation no events have occurred requiring adjustment to or additional disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “will,” “should” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this Quarterly Report, the terms "we," "us," “Company,” "our" and "Mike the Pike" mean Mike the Pike Productions, Inc. unless otherwise indicated.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

Results of Operations

Our results of operations are presented below:

Results of Operations for the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014.

Revenue for the three months ended March 31, 2015 and 2014 was $-0- and $-0-, respectively.

General and administrative expenses for the three months ended March 31, 2015 were $31,832 and $29,537 for the three months ended March 31, 2014.

Interest expense and financing costs for the three months ended March 31, 2015 and 2014 were $21,695 and $20,832 respectively.

Liquidity and Capital Resources

As of March 31, 2015 we had $-0- in cash and $383,552 in total assets, and $2,151,338 in total liabilities as compared to $-0- in cash, and $390,976 in total assets, and $2,106,735 in total liabilities as of December 31, 2014.

We are dependent on our revenues for cash flow, as we have minimized cash flow requirements through equity or debt financing.  However, as we intend to expand operations, it is likely that we will require cash flow from financing in the future which could affect our ability to become cash flow positive.

For the three months ending March 31, 2015 we used net cash of $8,150 in operating activities, compared to net cash of $2,595 provided by operating activities for the three months ending December 31, 2014.

During the three months ended March 31, 2015, net cash of $8,150 was provided by financing activities compared to net cash of $800 provided by financing activities for the three months ended March 31, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Mark Newbauer our President and James DiPrima, our Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2015. Based upon, and as of the date of this evaluation, Mark Newbauer and James DiPrima determined that our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of Reflexor, Inc. filed May 24, 1996 (incorporated by reference to Exhibit 3.1 to the Form 10-12G filed with the SEC on October 27, 2014)

3.2
Certificate of Amendment of Pine Ridge Holdings, Inc., changing its name to Mike the Pike Productions, Inc., dated June 8, 2009 (incorporated by reference to Exhibit 3.2 to the Form 10-12G filed with the SEC on October 27, 2014)

3.3	Articles of Incorporation of Mike the Pike Merger Sub, Inc. (WY), dated September 29, 2010 (incorporated by reference to Exhibit 3.3 to the Form 10-12G filed with the SEC on October 27, 2014)

3.4
Articles of Merger between Mike the Pike Productions, Inc. (NV) and Mike the Pike Merger Sub, Inc. (WY), dated October 10, 2010 (incorporated by reference to Exhibit 3.4 to the Form 10-12G filed with the SEC on October 27, 2014)

3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Form 10-12G filed with the SEC on October 27, 2014)

31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act

32.1	Certification of the Chief Executive Officer required under Section 1350 of the Exchange Act

32.2	Certification of the Chief Financial Officer required under Section 1350 of the Exchange Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mike the Pike Productions, Inc.

Date: May 27, 2015	By: /s/ Mark Newbauer
Mark Newbauer
Chief Executive Officer (Principal Executive Officer)

Date: May 27, 2015	By: /s/ James DiPrima
James DiPrima
Chief Financial Officer (Principal Financial and Accounting Officer)