Form 10-Q/A
period 2015-03-31
Mike the Pike Productions, Inc.
filed 2015-05-29
CIK 1550222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2015 and December 31, 2014 consists of the following:

	March 31, 2015 (Unaudited)	December 31, 2014

Furniture and Fixtures	$1,800	$1,800
Less: Accumulated Depreciation	(1,530)	(1,440)
Net Property and Equipment	$270	$360

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

3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Form 10-12G filed with the SEC on October 27, 2014)

31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act *

31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act *

32.1	Certification of the Chief Executive Officer required under Section 1350 of the Exchange Act *

32.2	Certification of the Chief Financial Officer required under Section 1350 of the Exchange Act *

101.INS †	XBRL Instance Document *

101.SCH †	XBRL Taxonomy Extension Schema Document *

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB †	XBRL Extension Labels Linkbase Document *

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document *

*        Filed herewith.

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

Mike the Pike Productions, Inc.

Date: May 29, 2015	By: /s/ Mark Newbauer
Mark Newbauer
Chief Executive Officer (Principal Executive Officer)

Date: May 29, 2015	By: /s/ James DiPrima
James DiPrima
Chief Financial Officer (Principal Financial and Accounting Officer)