Form 10-Q
period 2023-03-31
Mike the Pike Productions, Inc.
filed 2023-06-28
CIK 1550222

U.S. SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 000-55298

 Mike the Pike Productions, Inc.

 (Exact Name of Registrant as Specified in its Charter)

Wyoming	47-2131970
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
20860 N. Tatum Blvd.
Suite 300
Phoenix AZ	85050
(Address of principal executive offices)	(Zip Code)

Registrant’s Phone: 310-986-2734

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of March 31, 2023, the issuer had 2,227,000,000 shares of common stock issued and outstanding.

2

Part I – Financial Information

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023, and 2022

3

MIKE THE PIKE PRODUCTIONS, INC.

 CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023and 2022

(UNAUDITED)

MIKE THE PIKE PRODUCTIONS, INC.

CONSOLIDATED BALANCE SHEETS

 AT MARCH 31, 2023 & DECEMBER 31, 2022

(UNAUDITED)

	2023	2022

ASSETS

CURRENT ASSETS

Cash	—	—

TOTAL CURRENT ASSETS	—	—

OTHER ASSETS

Intangible Assets net of amortization ( Note 4)	7,321	10,211

TOTAL ASSETS	7,321	10,211

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	9,421	9,421

Due to Stockholder (Note8)	141,112	135,903

TOTAL CURRENT LIABILITIES	150,533	145,324

TOTAL LIABILITIES	150,533	145,324

STOCKHOLDERS’ (DEFICIT)

Preferred A Stock $.001 par value 100,000,000 Authorized 2,415,142 issued, and outstanding at March 31, 2023 and December 31, 2022 respectively	2,415	2,415

Common Stock, $.001 par value 2,249,000,000 Authorized 2,227,000,000 issued and outstanding at March 31, 2023 and December 31, 2022 respectively	2,227,000	2,227,000

Additional paid-in-capital	1,251,537	1,251,537

Subscription Receivable	(2,229,415)	(2,229,415)

Retained earnings	(1,394,749)	(1,386,650)

TOTAL STOCKHOLDERS’ ACCUMULATED (DEFICIT)	(143,212)	(135,113)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	7,321	10,211

The accompanying notes are an integral part of the financial statements.

MIKE THE PIKE PRODUCTIONS, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023, AND 2022

(UNAUDITED)

	2023	2022
REVENUES:

Sales	$—	$—

TOTAL REVENUE	—	—

COST OF SALES	—	—

Administrative expenses	542	542

Amortization (Note 4)	2,890	147

Professional Fees	5,209	—

Total Operating expenses	8,099	689

NET OPERATING LOSS	(8,099)	(689)

OTHER INCOME (EXPENSE)	—	—

NET INCOME (LOSS)	$(8,099)	$(689)

Basic and Diluted Income (Loss) per Common Share	$(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding	2,227,000,000	2,227,000,000

The accompanying notes are an integral part of the financial statements.

MIKE THE PIKE PRODUCTIONS, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023, AND 2022

(UNAUDITED)

	PREFERRED		COMMON STOCK		ADDITIONAL PAID- IN	SUBSCRIPTION	ACCUMULATED	TOTAL SHAREHOLDERS
	SHARES	VALUE	SHARES	VALUE	CAPITAL	RECEIVABLE	(DEFICIT)	(DEFICIT)
NET LOSS DECEMBER 31, 2020		—		—	—	—	(34,367)	(34,367)

BALANCE DECEMBER 31, 2020 (UNAUDITED)	2,415,142	$2,415	2,227,000,000	$2,227,000	$1,251,537	(2,229,415)	$(1,705,070)	$(453,533)

NET INCOME DECEMBER 31, 2021		—		—	—	—	326,251	326,251

BALANCE DECEMBER 31, 2021,	2,415,142	$2,415	2,227,000,000	$2,227,000	$1,251,537	(2,229,415)	$(1,378,819)	$(127,282)

NET LOSS MARCH 31, 2022		—		—	—	—	$(689)	(689)

BALANCE MARCH 31, 2022	2,415,142	$2,415	2,227,000,000	$2,227,000	$1,251,537	(2,229,415)	$(1,379,508)	$(127,971)

NET LOSS DECEMBER 31,2022		—		—	—	—	(7,142)	(7,142)

BALANCE DECEMBER 31, 2022	2,415,142	$2,415	2,227,000,000	$2,227,000	$1,251,537	(2,229,415)	$(1,386,650)	$(135,113)

NET LOSS MARCH 31, 2023		—		—	—	—	$(8,099)	(8,099)

BALANCE MARCH 31, 2023	2,415,142	$2,415	2,227,000,000	$2,227,000	$1,251,537	(2,229,415)	$(1,394,749)	$(143,212)

The accompanying notes are an integral part of the financial statements.

MIKE THE PIKE PRODUCTIONS, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023, AND 2022

(UNAUDITED)

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(8,099)	(689)

Adjustments to reconcile Loss to net cash provided (used) in operating activities:

Changes in operating assets and liabilities:

Amortization & Depreciation	2,890	147

Increase/ (decrease) in accounts payable	—	542

Increase/ (decrease) in accrued salaries	—	—

Increase/ (decrease) in accrued interest payable	—	—

NET CASH PROVIDED (USED IN) OPERATING ACTIVITIES	(5,209)	—

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangible assets	—	10,000

NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES	—	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES

(Decrease)/Increase in notes payable	—

(Decrease)/Increase in Due to Stockholder	5,209	10,000

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	5,209	10,000

NET INCREASE (DECREASE) IN CASH	0	0

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	0	0

CASH AND EQUIVALENTS, END OF PERIOD	$0	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The accompanying notes are an integral part of the financial statements.

MIKE THE PIKE PRODUCTIONS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

MARCH 31, 2023, AND 2022

NOTE 1 - ORGANIZATION AND OPERATIONS

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

NOTE 2 – GOING CONCERN ANALYSIS

The Company was incorporated on August 5, 2009 and has not generated significant revenues to date. During the three months ended March 31, 2023 and 2022, the Company had net loss of $8,099 and $689 respectively and no cash flow from operating activities of. As of March 31, 2023 and 2022, the Company’s cash balance was $0. The Company has been dormant for many years. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to continue to generate operating losses for the foreseeable future. The accompanying consolidated financial statements do not include any adjustments as a result of this uncertainty.

Management Plans

Throughout the next twelve months, the Company intends to fund its operations primarily from owner and third party funding.

The Company requires capital for its contemplated activities. The Company’s ability to raise additional capital is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

A. PRINCIPALS OF CONSOLIDATION

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Arowana Media Holdings, Inc. and Mike The Pike LLC incorporated in the state of Wyoming and Servenation, Inc. (inactive). All material inter-company balances and transactions were eliminated upon consolidation.

B. BASIS OF ACCOUNTING

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

C. USE OF ESTIMATES

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

D. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand; cash in banks and any highly liquid investments with maturity of three months or less at the time of purchase. The Company maintains cash and cash equivalent balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation for up to $250,000.

E. COMPUTATION OF EARNINGS PER SHARE

Net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Due to the net loss, the options and stock conversion of debt are not used in the calculation of earnings per share because the stock conversions and options are considered to be antidilutive.

F. INCOME TAXES

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is unlikely that the deferred tax assets will not be realized.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements.

G. REVENUE RECOGNITION

The adoption of ASC 606 (Revenue From Contracts With Customers) represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue will be recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

1)        Identify the contract with a customer

2)        Identify the performance obligations in the contract

3)        Determine the transaction price

4)        Allocate the transaction price to performance obligations in the contract

5)        Recognize revenue when or as the Company satisfies a performance obligation

The Company has not recognized any revenue to-date.

I. FAIR VALUE MEASUREMENT

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value.

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

The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with ASC Topic 820.

Due to the short-term nature of all financial assets and liabilities, their carrying value approximates their fair value as of the balance sheet dates.

J. RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issues ASUs to amend the authoritative literature in ASC. There have been several ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact on our financial statements.

K. INTANGIBLE ASSETS

Intangible assets are stated at cost less accumulated amortization. For intangible assets that have finite lives, the assets are amortized using the straight-line method over the estimated useful lives of the related assets. For intangible assets with indefinite lives, the assets are tested periodically for impairment.

L. IMPAIRMENT OF LONG-LIVED ASSETS

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

The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company’s control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to provide services. There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets at March 31, 2023 and December 31, 2022 consists of the following:

	MARCH 31, 2023	DECEMBER 31, 2022

Intangible Assets	$17,500	$17,500
Less: Accumulated Amortization	(10,179)	(7,289)
Net Intangible Assets	$7,321	$10,211

The Company invests in various intellectual properties such as short stories and novels to be developed into future movie projects. By definition these intangible assets are amortized over an 18-month period. Amortization expense for the three months ended March 31, 2023, and 2022 was $2,890 and $147 respectively. At March 31, 2023 and December 31, 2022, the Company has determined that the intangible asset should not be impaired.

NOTE 5 – ACCRUED COMPENSATION

The Company has entered into an employment agreement with its CEO to pay him an annual salary of $60,000. This salary of $60,000 was accrued for the years ended December 31, 2014 and December 31, 2015 and $15,000 in December 30, 2016 respectively. The agreement was suspended June 30, 2016. The balance at December 31, 2022 was $0 and December 31, 2021 was $0 respectively and it was been determined that the balance shall be written off in 2021.

NOTE 6 –STOCKHOLDERS’ EQUITY/ (DEFICIT)

AUTHORIZED SHARES & TYPES

Common Stock

2,249,000,000 common authorized, 2,227,000,000 issued and outstanding at March 31, 2023 and March 31, 2022, respectively.

Our authorized capital common stock is 2,249,000,000 shares of $0.001 par value. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available. In the event of a liquidation, dissolution or winding up of the company, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable.

Holders of common stock have no preemptive rights to purchase the Company’s common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

Preferred stock

100,000,000 preferred authorized, 2,415,152 issued and outstanding at March 31, 2023 and March 31, 2022 respectively.

Our authorized capital preferred stock is 100,000,000 shares of $0.001 par value preferred stock. Pursuant to our Articles of Incorporation, our board has the authority, without further stockholder approval, to provide for the issuance of up to 100,000,000 shares of our preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. Our board has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock preferences, such rights and preferences being senior to the rights of holders of common stock.

Our Board of Directors have designated a single Series of Preferred Stock designated as Series A Preferred. Series A Preferred Shares are convertible to common stock at the rate of one Share of preferred to 1,000 shares of common after notice to the Corporation by the holder, only when there is both sufficient common stock available for conversion and a sufficient number of common stock shares are authorized by the Corporation. Preferred shares enjoy voting rights at the rate of 1/1000 (one to one thousand) with common stock and shall be entitled to vote when the holders of common stock shall have the right to vote.

Dividends

We have not paid any dividends on our common stock and do not presently intend to pay cash dividends prior to the consummation of a business combination. The payment of cash dividends in the future, if any, will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to consummation of a business combination, if any. The payment of any dividends subsequent to a business combination, if any, will be within the discretion of our then existing board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, the board of directors does not anticipate paying any cash dividends in the foreseeable future.

NOTE 7 – INCOME TAXES

Deferred tax assets arising as a result of net operation loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2021 and 2019 for U.S. Federal Income Tax and for the State of Wyoming.

The Company has net operating loss carry forwards in the amount of approximately $1,394,749 that will expire beginning in 2024. The deferred tax assets including the net operating loss carry forward tax benefit of $1,394,749 total $918,000 which is offset by a valuation allowance. The other deferred tax assets include accrued officer compensation, stock based compensation, and amortization. The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income.

The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2022 and 2021 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the Three months end March 31, 2023 and 2022, the Company’s CEO had advanced $5,209 and $10,000 respectively of personal funds. As of December 31, 2022 and 2021 the Company owed the CEO $141,112 and $128,403 respectively.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent events were evaluated through June 14, 2023 which is the date the financial statements were available to be issued. There were no events that would require additional disclosure at the time of financial statement presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

General Business Development

The Company operates as a media holdings company with an active focus in the entertainment industry, including motion picture/entertainment content development, production & distribution, graphic novels, and literary assets.

There is something truly magical about storytelling that has been with us since humans first populated the planet.

Written form dates back tens of thousands of years ago, with works like Aesop’s Fables and The Epic of Gilgamesh, carved on stone pillars; and works of literature have been adapted for film since the dawn of the industry, like the work of Georges Méliès in 1899, who released two adaptations of established IP —Cinderella, based on the Brothers Grimm and King John, the first known film to be based on the works of Shakespeare.

Today, IP is in higher demand than ever before with streamers and studios willing to pay top dollar for compelling storytelling, source material, & other IP on which to base content with built-in audience potential.

A fan-held company helps ensure we bring audiences around the world the kind of content that truly resonates with our human experience no matter who we are, or where we are from: transcendent storytelling across a wide range of genres, brought to life in ways like never before!

Arowana Media Holdings is an entertainment company with a passion for timeless and transcendent storytelling across film, television, digital media, and other entertainment mediums.

4

We do this in our flagship subsidiary, Mike the Pike Entertainment LLC, where we secure rights to undervalued and/or legacy IP and develop, package and produce these materials for feature film, television series and more, in partnership with studios and production companies.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary.

Results of Operations

We did not generate revenues during the three- month periods ended March 31, 2022 or 2023. Total operating expenses were $8,099 during the three month periods ended March 31, 2023, and $689 for the three month period ended March 31, 2022. Net losses for the three month period ended March 31, 2023, and for the three month periods ended March 31, 2023, were $8,099 and $689, respectively.

Critical Accounting Policies

In Financial Reporting release No. 60, “CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES” (“FRR 60”), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

Controls And Procedures

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were effective as of March 31, 2023.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

5

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during current quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors set forth in the Company’s Form 10 filed 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

6

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

None.

7

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: June 27, 2023

Mike The Pike Productions, Inc.
Registrant

By:
Name:	Mark Newbauer
Title:	Chief Executive Officer and President
(Principal Executive, Financial and Accounting
Officer) Board Member

8