Form 10-Q
period 2023-06-30
Mike the Pike Productions, Inc.
filed 2023-08-22
CIK 1550222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number: 000-55298

MIKE THE PIKE PRODUCTIONS, INC.

(Name of registrant as specified in its Charter)

Wyoming	47-2131970
(State of Incorporation)	(IRS Employer Identification No.)

20860 N. Tatum Blvd. Suite 300, Phoenix, AZ	85050
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 986-2734

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
COMMON STOCK	MIKP	OTCPINK

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filed,” “accelerated filed,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark (if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 21, 2023, we had 2,227,000,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIKE THE PIKE PRODUCTIONS, INC.

CONSOLIDATED BALANCE SHEETS

AT JUNE 30, 2023 & DECEMBER 31, 2022

(UNAUDITED)

	2023	2022

ASSETS

CURRENT ASSETS
Cash	-	-

TOTAL CURRENT ASSETS	-	-

OTHER ASSETS
Intangible Assets net of amortization	4,399	10,211

TOTAL ASSETS	4,399	10,211

LIABILITIES
Accounts Payable	9,421	9,421
Due to Stockholder	149,712	135,903

TOTAL CURRENT LIABILITIES	159,133	145,324

TOTAL LIABILITIES	159,133	145,324

STOCKHOLDERS’ (DEFICIT)
Preferred A Stock $.001 par value 100,000,000 Authorized 2,415,142 issued, and outstanding at June 30, 2023 and December 31, 2022 respectively	2,415	2,415
Common Stock, $.001 par value, 2,249,000,000 Authorized 2,227,000,000 issued and outstanding at June 30, 2023 and December 31, 2022 respectively	2,227,000	2,227,000
Additional paid-in-capital	1,251,537	1,251,537
Subscription receivable	(2,229,415)	(2,229,415)
Retained earnings	(1,406,271)	(1,386,650)

TOTAL STOCKHOLDERS’ ACCUMULATED (DEFICIT)	(154,734)	(135,113)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	4,399	10,211

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MIKE THE PIKE PRODUCTIONS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 & 2022

(UNAUDITED)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
REVENUES:

SALES	$-	$-	$-	$-

TOTAL REVENUE	-	-	-	-

COST OF SALES	-	-	-	-

GROSS MARGIN	-	-	-	-

OPERATING EXPENSES:				-

ADMINISTRATIVE EXPENSES	-	-	-	542

AMORTIZATION ( NOTE 4)	2,922	1,867	5,812	2,014

PROFESSIONAL FEES	8,600	-	13,809	-

TOTAL OPERATION EXPENSES	11,522	1,867	19,621	2,556

NET OPERATING LOSS	(11,522)	(1,867)	(19,621)	(2,556)

OTHER INCOME/(EXPENSE)

NET INCOME/ (LOSS)	$(11,522)	$(1,867)	$(19,621)	$(2,556)

Basic and Diluted Net Income/(Loss) per Common Share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding	2,227,000,000	2,227,000,000	2,227,000,000	2,227,000,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MIKE THE PIKE PRODUCTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023, AND 2022

(UNAUDITED)

	PREFERRED		COMMON STOCK		ADDITIONAL PAID- IN	SUBSCRIPTION	ACCUMULATED	TOTAL SHAREHOLDERS
	SHARES	VALUE	SHARES	VALUE	CAPITAL	RECEIVABLE	(DEFICIT)	(DEFICIT)

BALANCE DECEMBER 31, 2021	2,415,142	$2,415	2,227,000,000	$2,227,000	$1,251,537	(2,229,415)	$(1,378,819)	$(127,282)

NET LOSS MARCH 31, 2022							$(689)	(689)

BALANCE MARCH 31, 2022	2,415,142	$2,415	2,227,000,000	$2,227,000	$1,251,537	(2,229,415)	$(1,379,508)	$(127,971)

NET LOSS JUNE 30, 2022							$(1,867)	(1,867)

BALANCE JUNE 30, 2022	2,415,142	$2,415	2,227,000,000	$2,227,000	$1,251,537	(2,229,415)	$(1,381,375)	$(129,838)

BALANCE DECEMBER 31, 2022	2,415,142	$2,415	2,227,000,000	$2,227,000	$1,251,537	(2,229,415)	$(1,386,650)	$(135,113)

NET LOSS MARCH 31, 2023							$(8,099)	(8,099)

BALANCE MARCH 31, 2023	2,415,142	$2,415	2,227,000,000	$2,227,000	$1,251,537	(2,229,415)	$(1,394,749)	$(143,212)

NET LOSS JUNE 30, 2023							$(11,522)	(11,522)

BALANCE JUNE 30, 2023	2,415,142	$2,415	2,227,000,000	$2,227,000	$1,251,537	(2,229,415)	$(1,406,271)	$(154,734)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MIKE THE PIKE PRODUCTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023, AND 2022

(UNAUDITED)

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(19,621)	(2,556)
Adjustments to reconcile Loss to net cash provided (used) in operating activities:

Changes in operating assets and liabilities:
Amortization & Depreciation	5,812	2,014
Increase/ (decrease) in accounts payable	-	542
Increase/ (decrease) in accrued salaries	-	-
Increase/ (decrease) in accrued interest payable	-	-

NET CASH PROVIDED (USED IN) OPERATING ACTIVITIES	(13,809)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	10,000

NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease)/Increase in notes payable	-
(Decrease)/Increase in Due to Stockholder	13,809	10,000

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	13,809	10,000

NET INCREASE (DECREASE) IN CASH	0	0

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	0	0

CASH AND EQUIVALENTS, END OF PERIOD	$0	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MIKE THE PIKE PRODUCTIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

JUNE 30, 2023, AND 2022

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

On December 6, 2009, the Company acquired all of the assets of Mike The Pike Productions, Inc. of Wyoming in exchange for 10,000,000 restricted shares of common stock.  Concurrently with the Acquisition, the management of the Wyoming Corporation took control of the Board of Directors of the Company and the assets of the Company related to the energy business were spun-off to entity controlled by the previous management of the Company.  On October 5, 2010 a merger was consummated which re-domiciled the Company in Wyoming and Mike The Pike Productions, Inc. survived the merger as a Wyoming Company.

NOTE 2 – GOING CONCERN ANALYSIS

The Company was incorporated on August 5, 2009, and has not generated significant revenues to date. During the six months ended June 30, 2023, and 2022, the Company had net loss of $19,621 and $2,556 respectively and no cash flow from operating activities of. As of June 30, 2023, and 2022, the Company’s cash balance was $0. The Company has been dormant for many years. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to continue to generate operating losses for the foreseeable future. The accompanying consolidated financial statements do not include any adjustments as a result of this uncertainty.

Management Plans

Throughout the next twelve months, the Company intends to fund its operations primarily from owner and third-party funding.

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

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets at June 30, 2023 and December 31, 2022 consists of the following:

	June 30, 2023	December 31, 2022
Intangible Assets	$17,500	$17,500
Less: Accumulated Amortization	$(13,101)	$(7,289)
Net Intangible Assets	$4,399	$10,211

The Company invests in various intellectual properties such as short stories and novels to be developed into future movie projects.  By definition these intangible assets are amortized over an 18-month period.  Amortization expense for the three months ended June 30, 2023 and June 30, 2022 was $2,922 and $1,867, respectively and for the six months ended June 30, 2023, and 2022 was $5,812 and $2,014, respectively. At June 30, 2023 and December 31, 2022, the Company has determined that the intangible asset should not be impaired.

NOTE 5 – ACCRUED COMPENSATION

The Company has entered into an employment agreement with its CEO to pay him an annual salary of $60,000. This salary of $60,000 was accrued for each of the three (3) years ended December 31, 2016. The employment agreement was suspended June 30, 2016. The balance at December 31, 2022 was $0 and December 31, 2021 was $0 respectively. The balance due at December 31, 2016 was written off in 2021.

NOTE 6 –STOCKHOLDERS’ EQUIY/(DEFICIT)

AUTHORIZED SHARES & TYPES

Common Stock

2,249,000,000 common authorized, 2,227,000,000 issued and outstanding at June 30, 2023 and June 30, 2022, respectively.

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

Preferred stock

100,000,000 preferred authorized, 2,415,142 issued and outstanding at June 30, 2023 and June 30, 2022, respectively.

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

Our Board of Directors have designated a single Series of Preferred Stock designated as Series A Preferred. Series A Preferred Shares are convertible to common stock at the rate of each share of preferred is converted into 1,000 shares of common after notice to the Company by the holder. Preferred shares enjoy voting rights at the rate of 1/1000 (one share of preferred votes one thousand common shares) with common stock and shall be entitled to vote when the holders of common stock shall have the right to vote.

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

The Company has net operating loss carry forwards in the amount of approximately $1,406,271 that will expire beginning in 2024.   The deferred tax assets including the net operating loss carry forward tax benefit of $1,406,271 total $918,000 which is offset by a valuation allowance.  The other deferred tax assets include accrued officer compensation, stock based compensation, and amortization. The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income.

The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2022 and 2021 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months end June 30, 2023, and 2022, the Company’s CEO had advanced $13,809 and $10,000 respectively of personal funds. As of June 30, 2023, and December 31, 2022 the Company owed the CEO $149,712 and $135,903 respectively.

NOTE 9 – SUBSEQUENT EVENTS

The Company borrowed $50,000 under a Securities Purchase Agreement dated as of August 7, 2023 and a Promissory Note dated August 7, 2023 (“Note”).  The Note is due the earlier of (i) the first closing under a Regulation A offering or (ii) six months from August 7, 2023 [ February 6, 2024] whichever shall first occur.

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

Written form dates back tens of thousands of years ago, with works like Aesop’s Fables and The Epic of Gilgamesh, carved on stone pillars; and works of literature have been adapted for film since the dawn of the industry, like the work of Georges Méliès in 1899, who released two adaptations of established IP — Cinderella, based on the Brothers Grimm and King John, the first known film to be based on the works of Shakespeare.

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

Results of Operations

We did not generate revenues during the six- month periods ended June 30, 2022 or 2023. Total operating expenses were $19,621 during the six month periods ended June 30, 2023, and $2,556 for the six month period ended June 30, 2022. Net losses for the six month period at June 30, 2023 and for the six month periods ended June 30, 2022, were $19,621 and $2,556, respectively. The increase in the operating expenses and the net loss for 2023 resulted from increases in legal and accounting expenses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable to Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

(b) Changes in Internal Control.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

(c) Limitations.

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. However, we believe that our disclosure controls and procedures are designed to provide reasonable assurance of achieving this objective. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, consolidated financial condition, or operating results.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Promissory Note dated August 7, 2023 for $50,000 payable to John Neville (“Neville Note”). (1)
99.2	Securities Purchase Agreement dated August 7, 2023 between the Company and John Neville with respect to the issuance of the Neville Note. (1)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

1.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 22, 2023

MIKE THE PIKE PRODUCTIONS, INC.

/s/ Mark Newbauer
Mark Newbauer
President
Chief Executive Officer (CEO)

/s/James DiPrima
James DiPrima
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)