Form 10-Q
period 2023-09-30
Mike the Pike Productions, Inc.
filed 2023-11-22
CIK 1550222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2023

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

As of November 21, 2023, we had 2,227,000,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIKE THE PIKE PRODUCTIONS, INC.

CONSOLIDATED BALANCE SHEETS

AT SEPTEMBER 30, 2023 & DECEMBER 31, 2022

(UNAUDITED)

	2023	2022

ASSETS
CURRENT ASSETS
Cash	$3,437	$-

TOTAL CURRENT ASSETS	3,437	-

OTHER ASSETS
Intangible Assets net of amortization	1,647	10,211

TOTAL ASSETS	$5,084	$10,211

LIABILITIES
Accounts Payable	$9,421	$9,421
Accrued Interest Payable	1,479	-
Due to Stockholder	137,712	135,903
Note Payable	50,000	-

TOTAL CURRENT LIABILITIES	198,612	145,324

TOTAL LIABILITIES	198,612	145,324

STOCKHOLDERS’ (DEFICIT)
Preferred A Stock $.001 par value 100,000,000 Authorized 2,415,142 issued, and outstanding at September 30, 2023 and December 31, 2022 respectively	2,415	2,415
Common Stock, $.001 par value, 2,249,000,000 Authorized 2,227,000,000 issued and outstanding at September 30, 2023 and December 31, 2022 respectively	2,227,000	2,227,000
Additional paid-in-capital	1,251,537	1,251,537
Subscription receivable	(2,229,415)	(2,229,415)
Retained earnings	(1,445,065)	(1,386,650)

TOTAL STOCKHOLDERS’ (DEFICIT)	(193,528)	(135,113)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$5,084	$10,211

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MIKE THE PIKE PRODUCTIONS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 & 2022

(UNAUDITED)

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
REVENUES:

Sales	$-	$-	$-	$-

TOTAL REVENUE	-	-	-	-

Cost of Sales	-	-	-	-

GROSS MARGIN	-	-	-	-

OPERATING EXPENSES:				-

Administrative Expenses	13,371	-	13,371	542

Amortization (NOTE 4)	2,752	2,321	8,564	4,335

Professional Fees	21,192	-	35,001	-

Total Operating Expenses	37,315	2,321	56,936	4,877

NET OPERATING LOSS	(37,315)	(2,321)	(56,936)	(4,877)

OTHER INCOME/(EXPENSE)
INTEREST	(1,479)	-	(1,479)	-

NET INCOME/ (LOSS)	$(38,794)	$(2,321)	$(58,415)	$(4,877)

Basic and Diluted Net Income/(Loss) per Common Share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding	2,227,000,000	2,227,000,000	2,227,000,000	2,227,000,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MIKE THE PIKE PRODUCTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023, AND 2022

(UNAUDITED)

	PREFERRED		COMMON STOCK		ADDITIONAL PAID- IN	SUBSCRIPTION	ACCUMULATED	TOTAL SHAREHOLDERS
	SHARES	VALUE	SHARES	VALUE	CAPITAL	RECEIVABLE	(DEFICIT)	(DEFICIT)

BALANCE DECEMBER 31, 2021	2,415,142	$2,415	2,227,000,000	$2,227,000	$1,251,537	(2,229,415)	$(1,378,819)	$(127,282)

NET LOSS MARCH 31, 2022							$(689)	(689)

BALANCE MARCH 31, 2022	2,415,142	$2,415	2,227,000,000	$2,227,000	$1,251,537	(2,229,415)	$(1,379,508)	$(127,971)

NET LOSS JUNE 30, 2022							$(1,867)	(1,867)

BALANCE JUNE 30, 2022	2,415,142	$2,415	2,227,000,000	$2,227,000	$1,251,537	(2,229,415)	$(1,381,375)	$(129,838)

NET LOSS SEPTEMBER 30, 2022							$(2,321)	(2,321)

BALANCE SEPTEMBER 30, 2022	2,415,142	$2,415	2,227,000,000	$2,227,000	$1,251,537	(2,229,415)	$(1,383,696)	$(132,159)

BALANCE DECEMBER 31, 2022	2,415,142	$2,415	2,227,000,000	$2,227,000	$1,251,537	(2,229,415)	$(1,386,650)	$(135,113)

NET LOSS MARCH 31, 2023							$(8,099)	(8,099)

BALANCE MARCH 31, 2023	2,415,142	$2,415	2,227,000,000	$2,227,000	$1,251,537	(2,229,415)	$(1,394,749)	$(143,212)

NET LOSS JUNE 30, 2023							$(11,522)	(11,522)

BALANCE JUNE 30, 2023	2,415,142	$2,415	2,227,000,000	$2,227,000	$1,251,537	(2,229,415)	$(1,406,271)	$(154,734)

NET LOSS SEPTEMBER 30, 2023							(38,794)	(38,794)

BALANCE SEPTEMBER 30, 2023	2,415,142	$2,415	2,227,000,000	$2,227,000	$1,251,537	$(2,229,415)	(1,445,065)	$(193,528)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MIKE THE PIKE PRODUCTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023, AND 2022

(UNAUDITED)

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(58,415)	(4,877)
Adjustments to reconcile Loss to net cash provided (used) in operating activities:

Amortization	8,564	4,377
Changes in operating assets and liabilities:

Increase/ (decrease) in accounts payable	-	500
Increase/ (decrease) in accrued interest payable	1,479	-

NET CASH (USED IN) PROVIDED OPERATING ACTIVITIES	(48,372)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	10,000

NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	50,000	-
Increase/(Decrease) in Due to Stockholder	1,809	10,000

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	51,809	10,000

NET INCREASE (DECREASE) IN CASH	3,437	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$3,437	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MIKE THE PIKE PRODUCTIONS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

SEPTEMBER 30, 2023, AND 2022

NOTE 1 – ORGANIZATION AND OPERATIONS

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

NOTE 2 – GOING CONCERN ANALYSIS

The Company was incorporated on August 5, 2009, and has not generated significant revenues to date. During the nine months ended September 30, 2023, and 2022, the Company had net loss of $58,415 and $4,877 respectively and no cash flow from operating activities of. As of September 30, 2023, and 2022, the Company’s cash balance was $3,437 and nil respectively. The Company has been dormant for many years. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to continue to generate operating losses for the foreseeable future. The accompanying unaudited consolidated financial statements do not include any adjustments as a result of this uncertainty.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

A. PRINCIPALS OF CONSOLIDATION

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Arowana Media Holdings, Inc. and Mike The Pike LLC incorporated in the state of Wyoming and Servenation, Inc. (inactive). All material inter-company balances and transactions were eliminated upon consolidation.

B. BASIS OF ACCOUNTING

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

C. USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets at September 30, 2023 and December 31, 2022 consists of the following:

	September 30, 2023	December 31, 2022
Intangible Assets	$17,500	$17,500
Less: Accumulated Amortization	$(15,853)	$(7,289)
Net Intangible Assets	$1,647	$10,211

The Company invests in various intellectual properties such as short stories and novels to be developed into future movie projects. By definition these intangible assets are amortized over an 18-month period. Amortization expense for the three months ended September 30, 2023, and September 30, 2022, was $2,752 and $2,321 respectively and for the nine months ended September 30, 2023, and 2022 was $8,564 and $4,335, respectively. At September 30, 2023, and December 31, 2022, the Company has determined that the intangible asset should not be impaired.

NOTE 5 – STOCKHOLDERS’ EQUIY/(DEFICIT)

AUTHORIZED SHARES & TYPES

Common Stock

2,249,000,000 common authorized, 2,227,000,000 issued and outstanding at September 30, 2023, and September 30, 2022, respectively.

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

Preferred stock

100,000,000 preferred authorized, 2,415,142 issued and outstanding at September 30, 2023 and September 30, 2022, respectively.

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

NOTE 6 – INCOME TAXES

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

The Company has net operating loss carry forwards in the amount of approximately $1,445,065 that will expire beginning in 2024. The deferred tax assets including the net operating loss carry forward tax benefit of $1,445,065 total $918,000 which is offset by a valuation allowance. The other deferred tax assets include accrued officer compensation, stock-based compensation, and amortization. The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income.

The Company follows the provisions of uncertain tax positions. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at September 30, 2023 and December 31, 2022 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months end September 30, 2023, and 2022, the Company’s CEO had advanced $1,809 and $10,000 respectively of personal funds. As of September 30, 2023, and December 31, 2022, the Company owed the CEO $137,712 and $135,903 respectively.

NOTE 8 – NOTE PAYABLE

The Company borrowed $50,000 under a Securities Purchase Agreement dated as of August 7, 2023, and a Promissory Note dated August 7, 2023 (“Note”). The Note is due the earlier of (i) the first closing under a Regulation A offering or (ii) six months from August 7, 2023 or February 6, 2024 whichever shall first occur. The Promissory Note carries an interest rate of 20% and has accrued $1,479 of interest at September 30, 2023.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on such evaluation, there are no material events that have occurred that require further disclosure.

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

Results of Operations

We did not generate revenues during the nine month periods ended September 30, 2022 or 2023. Total operating expenses were $56,936 during the nine month periods ended September 30, 2023, and $4,877 for the nine month period ended September 30, 2022. Net losses for the nine month period at September 30, 2023 and for the nine month periods ended September 30, 2022, were $58,415 and $ 4,877, respectively. The increase in the operating expenses and the net loss for 2023 resulted from increases in legal and accounting expenses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable to Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including the Company’s Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, the Chairman/CEO and the Chief Financial Officer concluded that our disclosure controls and procedures are not currently effective in timely alerting them to material information relating to the Company required to be included in the Company’s period SEC filings. The Company is attempting to expand such controls and procedures, however, due to a limited number of resources the complete segregation of duties is not currently in place.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Promissory Note dated August 7, 2023 for $50,000 payable to John Neville (“Neville Note”). (1)
99.2	Securities Purchase Agreement dated August 7, 2023 between the Company and John Neville with respect to the issuance of the Neville Note. (1)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

1.	Filed with. Registrant’s Form 10Q for the 6 Months Period Ended June 30, 2023, which was filed on August 22, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 22, 2023

MIKE THE PIKE PRODUCTIONS, INC.

/s/ Mark Newbauer
Mark Newbauer
President
Chief Executive Officer (CEO)

/s/James DiPrima
James DiPrima
Chief Financial Officer (CFO)
Principal Accounting Officer (PAO)